Form 10-K405
period 1994-12-31
BKLA BANCORP
filed 1995-04-17
CIK 716615

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended December 31, 1994
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from          N/A          to           N/A
                               ---------------------     ---------------------

Commission file number 0-12851

                                  BKLA BANCORP
             (Exact name of registrant as specified in its charter)

         California                                    95-3840703
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      8901 Santa Monica Boulevard
      West Hollywood, California                           90069
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (310) 550-8900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No
                                               ---      ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 31, 1995, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $358,220.

         Number of shares of common stock of the registrant outstanding as of March 31, 1995: 5,983,325.

                    THIS REPORT INCLUDES A TOTAL OF __ PAGES
                            EXHIBIT INDEX ON PAGE __

                                     PART I

ITEM 1. BUSINESS

BKLA Bancorp

         BKLA Bancorp (referred to herein on an unconsolidated basis as "BKLA" and on a consolidated basis as the "Company") is a banking holding company incorporated in California on March 9, 1983 and registered under the Bank Holding Company Act of 1956, as amended. BKLA commenced business on September 19, 1984, when, pursuant to a reorganization, it acquired all of the voting stock of Bank of Los Angeles (the "Bank"). At present, the Bank is BKLA's sole subsidiary, and BKLA has no affiliated business other than the Bank.

Bank of Los Angeles

         Bank of Los Angeles was incorporated under the laws of the State of California on October 30, 1980, was licensed by the Superintendent of Banks, State of California (the "Superintendent") and commenced operations as a California state chartered bank on May 6, 1982. The Bank's accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable limits. Like many state chartered banks of its size in California, the Bank is not a member of the Federal Reserve System.

         On July 28, 1994, the Company, the Bank and Investors Banking Corporation, a bank holding company located in Salem, Oregon ("Investors"), entered into a Stock Purchase Agreement pursuant to which Investors agreed to invest approximately $5,000,000 in the Company over a period of approximately six months. The first phase of the transaction (the "Initial Infusion") was completed on March 29, 1995 and consisted of an infusion of $3,028,509 through the purchase of 2,019,006 units of securities ("Units"). Each Unit was comprised of two shares of the Company's common stock, no par value ("Common Stock"), and one warrant, exercisable for three years after issuance, to purchase Common Stock at $.75 per share. On March 30, 1995, Investors purchased an additional 346,874 Units for $520,311 (the "Second Infusion" and together with the Initial Infusion, the "Capital Infusion"). As a result of the Capital Infusion, Investors purchased a total of 4,731,760 shares of Common Stock, representing 79.0% of the total shares issued and outstanding as of March 31, 1995. Following the consummation of the Capital Infusion and BKLA's contribution to the Bank of $3,033,671 in additional capital, the Bank's capital levels equal or exceed the levels required by the cease and desist order (the "Cease and Desist Order") issued by the FDIC on February 23, 1994. As of March 31, 1995, the Bank's Tier 1 Capital to average assets ratio ("leverage capital ratio") was approximately 7.40%, compared to the 6.50% ratio required pursuant to the Cease and Desist Order.

         The Stock Purchase Agreement also contemplates an offering of rights (the "Rights Offering") to purchase Common Stock to the Company's shareholders other than Investors. The Rights Offering will allow the Company's shareholders, other than Investors, to increase their collective ownership in the Company to approximately 45%. Investors will purchase any securities not purchased by the other shareholders up to a maximum of $2,000,000. The Company expects to raise an additional $2,345,000 in the Rights Offering.

         On February 23, 1995, the FDIC delivered to the Bank a letter notifying the Bank it was significantly undercapitalized under the "prompt corrective action provisions" (the "Prompt Corrective Action Provisions") of
Section 38 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act"). As a result of such classification, the Bank was restricted in its ability to increase assets, make acquisitions, commence new activities, open new branches, or pay dividends, management fees, or senior executive compensation. In addition, the Bank may be subject to restrictions as to the rates of interest it may pay on deposits.

         On December 22, 1994, the Superintendent delivered to the Bank an impairment order pursuant to California Financial Code Section 662 (the "Impairment Order") to correct its capital impairment of $1,153,000 as of September 30, 1994 within sixty days. As of December 31, 1994, the Bank's contributed capital was impaired in the amount of $1,724,000. As a result of the consummation of the Capital Infusion, the Bank increased its contributed capital by $3,033,671 and cured the Bank's capital impairment as of September 30, 1994.

         On February 23, 1994, the Bank consented to the issuance of the Cease and Desist Order which became effective on March 20, 1994. The Order requires, among other things, the Bank to increase its Tier 1 capital by at least $3,000,000 on or before July 18, 1994 and to achieve, on or before such date, and thereafter maintain a leverage capital ratio of at least 6.5%. As of December 31, 1994, the Bank had Tier 1 capital of $2,507,000 and a leverage capital ratio of 2.97%. As of March 31, 1995, the Bank had Tier 1 capital of $5,712,000 and a leverage capital ratio of 7.40%. See "Item 1. BUSINESS - Potential and Existing Enforcement Actions."

Banking Offices and Services

         The Bank currently has two banking offices located at 8901 Santa Monica Boulevard, West Hollywood, California ("West Hollywood Regional Office") and 9601 Wilshire Boulevard, Beverly Hills, California ("Beverly Hills Regional Office"). In November 1994, the Bank relocated its administrative office formerly located at 825 North San Vicente Boulevard, West Hollywood, California to the West Hollywood Regional Office and the Beverly Hills Regional Office.

         The Bank is a community bank that offers personalized commercial banking services to businesses, professionals and individuals located in and around the West Hollywood, Beverly Hills/Century City and Hollywood areas of Los Angeles County in Southern California. The Bank engages in a variety of lending activities, including commercial, consumer and real estate mortgage loans.

         Commercial loans include loans to middle market businesses and professionals located primarily in the Bank's service areas. The Bank provides secured and unsecured loans and lines of credit for the operation and expansion needs of businesses. The Bank typically looks to the borrower's business as the principal source of repayment. The Bank may also take a first or junior deed of trust on real estate as additional support for the loan.

         Real estate loans consist primarily of short-term mortgage loans.
Real estate mortgage loans include residential loans to individuals and loans on commercial and industrial properties to middle market businesses and professionals. The portfolio is comprised principally of short-term loans with floating rates of interest with maturities of not greater than five years.

         Consumer loans are primarily automobile loans, home improvement loans and unsecured loans for personal use. The majority of consumer loans have a fixed interest rate during their term.

         The Bank offers a variety of deposit instruments. These include personal and business checking accounts and savings accounts, including interest bearing negotiable order of withdrawal accounts, money market accounts and time certificates of deposit. The Bank also offers a range of specialized services designed to attract and service the needs of customers, ATM facilities, traveller's checks, bank by mail, certain pick-up and delivery services and automatic check deposit. Additionally, the Bank honors merchant drafts for both Mastercard and Visa.

         The Bank does not operate a trust department. The Bank holds no patents, registered trademarks, licenses (other than licenses obtained from bank regulatory agencies), franchises or concessions.

Market Area and Impact of Economic Conditions

         The Bank concentrates on marketing to, and serving the needs of, small and medium size businesses, professionals and individuals located in the West Hollywood, Beverly Hills/Century City and Hollywood areas of Los Angeles County in Southern California. The financial condition of the Bank has been, and is expected to continue to be, effected by overall general economic conditions and the real estate market in Southern California. The future success of the Bank is dependent, in large part, upon the quality of its assets. Although management of the Bank has devoted substantial time and resources to the identification, collection and workout of nonperforming assets, the real estate markets in Southern California and the overall economy in this area are likely to continue to have a significant effect on the quality of the Bank's assets in future periods and, accordingly, its financial condition and results of operation.

Competition

         The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank will arrange for those services to be provided by its correspondents.

Employees

         As of December 31, 1994, the Company employed 49 persons on a full-time equivalency basis. The Company believes that its employee relations are satisfactory.

Effect of Governmental Policies and Recent Legislation

         Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

         The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation was recently introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "Item 1. BUSINESS - Supervision and Regulation."

Supervision and Regulation

         Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

         The Company

         The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of BKLA and its subsidiary.

         The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

         Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Item 1. BUSINESS - Supervision and Regulation - Capital Standards."

         The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

         The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board or the terms of any regulatory order, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve

Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

         Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

         The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

         Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.


         The Bank

         The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the Superintendent and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the bank's charter. The Superintendent has many of the same remedial powers. See "Item 1. BUSINESS -Potential and Existing Enforcement Actions."

         The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "Item 1. BUSINESS - Supervision and Regulation - Premiums for Deposit Insurance." Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

         Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "Item 1. BUSINESS - Supervision and Regulation - Capital Standards."

         Restrictions on Transfers of Funds to the Company by the Bank

         The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by state law.

         There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, pay a cash dividend in an amount not exceeding the greater of the retained earnings of the Bank, the net income for such bank's last preceding fiscal year, and the net income of the bank for its current fiscal year.

         The FDIC also has authority to prohibit the Bank from engaging in activities that, in the FDIC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the Prompt Corrective Action Provisions could also limit the amount of dividends which the Bank or the Company may pay. Pursuant to the Order and the Prompt Corrective Action Provisions, the Bank is (i) required to maintain specified levels of capital; (ii) prohibited from paying any cash dividends to BKLA without the prior consent of the FDIC; and (iii) prohibited, subject to certain exceptions, from paying any management, consulting or other fees or funds of any nature to BKLA. See "Item
1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms, - Capital Standards and - Potential and Existing Enforcement Actions" for a discussion of these additional restrictions on capital distributions.

         The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

         Capital Standards

         The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which includes off-balance-sheet items, against both total qualifying capital (the sum of Tier 1 Capital and limited amounts of Tier 2 Capital) and Tier 1 Capital. Tier 1 Capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 Capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 Capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 Capital to risk-adjusted assets of 4%.

         In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 Capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 Capital to total assets is
3%.   For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         The federal banking regulators have issued a proposed rule to take account of interest rate risk in calculating risk-based capital. The proposed rule includes a supervisory model for taking account of interest rate risk. Under that model, institutions would report their assets, liabilities and off-balance-sheet positions in time bands based upon their remaining maturities. The federal banking agencies would then calculate a net risk-weighted interest rate exposure. If that interest rate risk exposure was in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rate risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance-sheet positions for an assumed 100 basis point parallel shift in market interest rates. However, the federal banking agencies have proposed to let banks use their own internal measurement of interest rate risk if it is declared adequate by examiners.

         Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

         In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful;
(c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

         Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. See "Item 1. BUSINESS-Supervision and Regulation - Accounting

Changes." The federal banking agencies recently issued final rules governing banks and bank holding companies, which become effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit is excluded from Tier 1 Capital and total assets and regulatory capital calculations. As of December 31, 1994, the Bank had $1,759,000 of intangible assets which were excluded from the calculation of regulatory capital ratios.

         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

         The capital adequacy guidelines of the Federal Reserve Board are generally applicable to bank holding companies, such as the Company, while the guidelines of the FDIC are generally applicable to state chartered banks, such as the Bank. However, the Federal Reserve Board's guidelines do not apply to bank holding companies with total consolidated assets of less than $150,000,000. As of December 31, 1994, the Company had total consolidated assets of $80,507,000. Accordingly, the Company is not subject to any capital requirements other than those of the FDIC that are applicable to the Bank. In addition, the Bank is subject to the Order which requires it to increase its Tier 1 capital by no less than $3,000,000 on or before July 18, 1994 and to achieve, on or before such date, and thereafter maintain a leverage capital ratio of at least 6.50%. As of December 31, 1994, the Bank had a leverage capital ratio of 2.97%. As a result of the consummation of the Capital Infusion, as of March 31, 1995, the Bank had a leverage capital ratio of 7.40%. See "Item 1. BUSINESS - Bank of Los Angeles."

         Prompt Corrective Action and Other Enforcement Mechanisms

         The Prompt Corrective Action Provisions require each federal banking agency to take "prompt corrective action" to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         In September 1992, the federal banking agencies issued uniform final regulations implementing the Prompt Corrective Action Provisions. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

         "Well capitalized"                         "Adequately capitalized"
          ----------------                          ----------------------
         Total risk-based capital of 10%;           Total risk-based capital of 8%;
         Tier 1 risk-based capital of 6%; and       Tier 1 risk-based capital of 4%; and
         Leverage ratio of 5%.                      Leverage ratio of 4%.

         "Undercapitalized"                         "Significantly undercapitalized"
          ----------------                          ------------------------------
         Total risk-based capital less than 8%;     Total risk-based capital less than 6%;
         Tier 1 risk-based capital less than 4%; or Tier 1 risk-based capital less than 3%; or
         Leverage ratio less than 4%.               Leverage ratio less than 3%.

         "Critically undercapitalized"
          ---------------------------
         Tangible equity to total assets less than 2%.

         An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

         The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan
(i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the Prompt Correction Action Provisions.

         An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or
(x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the Prompt Corrective Action Provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

         Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

         In addition to measures taken under the Prompt Corrective Action Provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

         Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

         In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

         Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

         Premiums for Deposit Insurance

         Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

         The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums currently within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. On January 31, 1995, the FDIC issued proposed regulations that would establish a new assessment rate schedule of 4 cents per $100 of deposits to 31 cents per $100 of deposits applicable to members of BIF. There can be no assurance that the final regulations will be adopted as proposed. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well-capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution.

         Interstate Banking and Branching

         On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

         The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

         The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.

         In 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage allowed acquisitions on a "reciprocal" basis within a region consisting of 11 western states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national "reciprocal" basis. California has also adopted similar legislation applicable to savings associations and their holding companies.

         Community Reinvestment Act and Fair Lending Developments

         The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. On December 21, 1993, the federal banking agencies issued a proposal to change the manner in which they measure a bank's compliance with its CRA obligations, but no final regulation has yet been approved.

         On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

         Accounting Changes

         In February 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 109, "Accounting for Income Taxes," which superseded SFAS No. 96 of the same title. SFAS No. 109, which became effective for fiscal years beginning after December 15, 1992, employs an asset and liability approach in accounting for income taxes at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. Adoption by the Company of SFAS No. 109 did not have a material impact on the Company's results of operations.

         In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which is effective for fiscal years ending after December 15, 1992 (December 15, 1995 in the case of entities with less than $150 million in total assets). SFAS No. 107 requires financial intermediaries to disclose, either in the body of their financial statements or in the accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." SFAS No. 107 defines "fair value" as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are deemed the best evidence of the fair value of such instruments. Most deposit and loan instruments issued by financial intermediaries are subject to SFAS No. 107, and its effect will be to require financial statement disclosure of the fair value of most of the assets and liabilities of financial intermediaries such as the Company and the Bank. Management is unable to predict what effect, if any, such disclosure requirements could have on the market price of the common stock of the Company or its ability to raise funds in the financial markets.

         In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining the fair value of collateral if the loan is collateral-dependent and foreclosure is probable. SFAS No. 114 also clarifies the existing accounting for in-substance foreclosures by stating that a collateral-dependent real estate loan would be reported as real estate owned only if the lender had foreclosed upon or had taken possession of collateral.

         SFAS No. 118 amended SFAS No. 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that, it eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral-dependent. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. SFAS No. 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994. Although earlier application is encouraged, it is not required. SFAS No. 118 is effective concurrent with the effective date of SFAS No. 114. The Company has adopted SFAS No. 114 as of January 1, 1995 and it was not yet determined the impact of the adoption of this statement.

         In December 1990, FASB issued SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" effective for fiscal years beginning after December 15, 1992. In November 1992, FASB issued Statement of Financial Standards No. 112, "Employers' Accounting For Post Employment Benefits," effective for fiscal years beginning after December 15, 1993. SFAS No. 106 and SFAS No. 112 focus primarily on post retirement health care benefits. The Company does not provide post retirement benefits, and SFAS No. 106 and SFAS No. 112 will have no impact on net income in 1995.

         In May 1993, the FASB issued SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments would be classified in three categories and accounted for as follows: (i) debt and equity securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt and equity securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and (iii) debt and equity securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity. The Company adopted SFAS No. 115 effective as of January 1, 1994 at which time the impact was not material.

         Potential and Existing Enforcement Actions

         Commercial banking organizations, such as the Bank, and their institution-affiliated parties, which include BKLA, may be subject to potential enforcement actions by federal and state banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order (such as the Order) that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), which would result in the closure and takeover of the Bank by bank regulatory authorities, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the Prompt Corrective Action Provisions. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

         On February 23, 1995, the FDIC delivered to the Bank a letter notifying the Bank it was significantly undercapitalized under the Prompt Corrective Action Provisions. As a result of such classification, the Bank is restricted in its ability to increase assets, make acquisitions, commence new activities, open new branches, or pay dividends, management fees, or senior executive compensation. In addition, the Bank may be subject to restrictions as to the rates of interest it may pay on deposits. To comply with the Prompt Corrective Action Provisions, the Bank is required by March 21, 1995 to provide a summary of specific steps taken to comply with these restrictions and by April 7, 1995 provide a revised written capital restoration plan.

         On December 22, 1994, the Superintendent issued an order to the Bank advising it that under the provisions of the California Financial Code its contributed capital was impaired as of September 30, 1994 in the amount of $1,153,000 and that the Bank must correct such impairment of its contributed capital within sixty (60) days of the order. Under the provisions of the California Financial Code, the amount necessary to correct the impairment as of

September 30, 1994 was approximately $2,882,544. Since the Bank did not correct such impairment during the first quarter of 1995 the Bank's Board of Directors levied an assessment on the Bank's outstanding shares of common stock, all of which are owned by BKLA. In the event that BKLA cannot pay the assessment due on any of those shares, such shares, or portion thereof, could be sold to a bidder who is willing to pay the assessment and penalty thereon or could be forfeited to the Bank if no such bidder is willing to pay such amount. Any such sale of the Bank's outstanding common stock would reduce or possibly eliminate BKLA's ownership in the Bank, which would, in turn, result in a substantial diminution or the elimination of the value of BKLA shareholders' interests in the Company. As of December 31, 1994, the Bank's contributed capital was impaired in the aggregate amount of approximately $1,724,000. Although the Superintendent has not yet issued an order to the Bank to correct the additional impairment, the amount necessary to correct the aggregate impairment as of December 30, 1994 was approximately $4,310,000.

         Based on an examination of the Bank as of October 15, 1993, the FDIC issued the Cease and Desist Order against the Bank which became effective on March 20, 1994. The FDIC noted the deterioration in the Bank's capital levels and asset quality and expressed concern regarding the adverse effect that continued loan losses and high overhead expense would have on the Bank's earnings.

         The Cease and Desist Order requires the Bank to: (a) have and retain qualified management with qualifications and experience commensurate with his or her duties at the Bank which should include (i) a chief executive officer with proven ability in managing a bank of comparable size and experience in upgrading a low quality loan portfolio and (ii) a senior lending officer with an appropriate level of lending, collection and loan supervision experience for the type and quality of the Bank's loans; (b) increase its Tier 1 capital by no less than $3,000,000 on or before July 18, 1994 and achieve, on or before such date, and thereafter maintain a leverage capital ratio of at least 6.5%; (c) eliminate from its books certain criticized assets and reduce other criticized assets to specified levels at various dates until March 20, 1995; (d) not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, "loss" or "substandard" and is uncollected without the prior written approval of a majority of the board of directors or the loan committee; (e) revise, adopt, and implement written lending and collection policies to provide effective guidance and control over the Bank's lending functions by May 19, 1994; (f) develop a written plan to systematically reduce the amount of each loan concentration specified in the FDIC's Report of Examination as of October 15, 1993 ("Report of Examination") to an amount less than 25% of the Bank's Tier 1 capital for each individual loan concentration; (g) maintain an adequate reserve for loan losses; (h) develop and adopt by May 19, 1994 a plan to control overhead and other expenses and restore the Bank's profitability; (i) eliminate and/or correct all violations of law set forth in the Report of Examination by June 18, 1994; (j) develop, adopt and implement a written policy by May 19, 1994 governing the relationship between the Bank and BKLA and eliminating the payment of any management, consulting, or other fees to BKLA, except for those services performed on behalf of the Bank; (k) restrict its asset growth to an amount not to exceed 10%; (l) refrain from paying cash dividends without the prior written consent of the FDIC and the Superintendent; and (m) furnish written progress reports to the FDIC and the Superintendent on a quarterly basis detailing the manner of any actions taken to comply with the Cease and Desist Order and the results thereof.

         On January 7, 1994, the FDIC delivered to the Bank a PCA Letter notifying the Bank that it was undercapitalized under the Prompt Corrective Action Provisions. As a result of such classification, the Bank is subject to asset growth restrictions, and prohibitions on payment of dividends and management fees and the elimination of "pass through" deposit insurance for certain employee benefit accounts placed at the Bank. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

         In accordance with the Prompt Corrective Action Provisions, on February 16, 1994, the Bank submitted to the FDIC a capital restoration plan and BKLA submitted to the FDIC a guarantee of the capital restoration plan. The capital restoration plan provides for the Bank to increase its capital by not less than $3,000,000 and to increase its leverage capital ratio to 6.5% before June 30, 1994. The additional capital required by the plan was raised pursuant to the Capital Infusion.

         Acting under delegated authority from the Federal Reserve Board, the Federal Reserve Bank of San Francisco (the "FRB SF") concluded its most recent examination (the "February Examination") of the Company as of February 10, 1994. Based on its inspection, the FRB SF reported that the financial condition of the Company was marginal as a result of the Bank's asset quality problems, operating losses and insufficient capital. On April 11, 1994, the Company and the FRB SF entered into a Memorandum of Understanding (the "MOU") intended to address certain concerns of the FRB SF disclosed during its inspection of the Company. The MOU provides, among other things, that without the prior approval of the FRB SF, the Company will not declare dividends, incur additional debt, repurchase any of its outstanding stock or enter into any
agreements to acquire any entities or portfolios.   Prior to the execution of
the MOU, the Company was subject to the terms of a supervisory letter previously issued by the FRB SF on April 16, 1993.

         On January 27, 1993, the Board of Directors of the Company (the "Board") adopted various resolutions to address certain issues raised by the FRB SF prior to the February Examination. These resolutions included commitments (a) to notify the FRB SF at least 15 days prior to considering the declaration of any cash dividend on its Common Stock and (b) to refrain from incurring any debt without the prior approval of the FRB SF.

         As a result of the consummation of the Capital Infusion, (i) the Bank's capital levels satisfy the requirements for being adequately capitalized under the Prompt Corrective Action Provisions; (ii) the Bank's capital impairment as of September 30, 1994 was corrected; and (iii) the Bank's leverage capital ratio, as of March 31, 1995, has increased to 7.40%. Although management of BKLA and the Bank has taken certain steps to comply with the requirements of the regulatory orders referred to above, there can be no assurance that the Bank will be able to comply with the terms of such orders. Compliance with such terms will be determined by the various regulators at subsequent examinations, and in the event that the Bank's regulators determine that the Bank is not in compliance, they may take various enforcement or corrective actions, including those discussed above.

ITEM 2.  PROPERTIES

         The principal corporate offices of BKLA and the Bank are located at the West Hollywood Regional Office, 8901 Santa Monica Boulevard, West Hollywood, California. BKLA and the Bank occupy the premises for the West Hollywood Regional Office and Beverly Hills Regional Office under leases expiring on July 1, 1997 and July 1, 2007, respectively, and generally have options to extend the terms of such leases.

         The Company's total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 1994 was $764,000. For additional information concerning premises and lease rental expenses and commitments, see Notes G and J of the Notes to the Consolidated Financial Statements included elsewhere in this report.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Bank is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Bank as to the current status of various claims and legal proceedings to which the Bank is a party, management of the Bank believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the shareholders of the Company in the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Commencing November 1993, the Common Stock has been traded in the over-the-counter market on the OTC Bulletin Board under the symbol "BKLA". The Common Stock was de-listed from the NASDAQ National Market System ("NASDAQ NMS") in November 1993 due to the Company's failure to meet applicable price and market value requirements. The Common Stock was first included for quotation in the NASDAQ NMS on November 21, 1989. Trading in the Common Stock has not been extensive, and such trades cannot be characterized as constituting an active trading market.

         The following table sets forth high and low sales prices for the Common Stock from January 1, 1993 through November 15, 1993 as reported in the NASDAQ NMS, and the high and low bid quotations for the period from November 16, 1993 through December 31, 1994, as reported by the principal market maker for the Common Stock. The market maker's quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         Quarter Ended               High              Low
         -------------               ----              ---
         March 31, 1993            $ 1.50            $ 1.25
         June 30, 1993               1.50               .75
         September 30, 1993          1.25               .50
         December 31, 1993            .63               .13
         March 31, 1994               .75               .13
         June 30, 1994                .75               .38
         September 30, 1994           .75               .38
         December 31, 1994            .75               .38

_______________________

    As of February 28, 1995, there were approximately 633 holders of record of the Common Stock.

    BKLA has never paid a cash dividend on the Common Stock. Management currently intends to retain all earnings, if any, to increase the capital of the Company. There are various limitations on BKLA's ability to pay a cash dividend. As part of its efforts to address the issues raised by the FRB SF in its recent examinations of the Company, the Board adopted a resolution whereby it agreed to notify the FRB SF at least 15 days prior to the day it proposes to consider the declaration of a cash dividend. See "Item 1. BUSINESS - Potential and Existing Enforcement Actions." Furthermore, the ability of BKLA to pay a cash dividend depends largely upon the Bank's ability to pay a cash dividend to BKLA. Pursuant to the terms of the Order, the Bank is prohibited from paying any cash dividends without the prior consent of the FDIC. However, pursuant to the Prompt Corrective Action Provisions, the Bank is prohibited from paying any dividends to BKLA. There are also other statutory and regulatory restrictions on the Bank's ability to pay cash dividends and the amount of cash dividends which can be paid to BKLA. See "Item 1. BUSINESS - Supervision and Regulation - Restrictions on Transfer of Funds to the Company by the Bank."

Item 6: SELECTED FINANCIAL DATA

                                                                            December 31,
                                            ------------------------------------------------------------------------
(in thousands, except per share amounts)        1994            1993            1992           1991(1)         1990
FOR THE YEAR ENDED:                         ---------         -------         --------       --------       --------
Total interest income                       $   5,794         $ 7,092         $ 10,934       $ 13,120       $ 15,741
Total interest expense                          1,758           2,262            4,022          6,524          7,460
Net interest income                             4,036           4,830            6,912          6,596          8,281
Provision for credit losses                         0           1,953            4,975          1,150          2,050
Provision for security losses                       0               0                0            (15)           361
Noninterest income (2)                            923           1,725            2,768          1,330          1,403
Gain (loss) on securities sales                     0             372            1,417             72            (88)
Noninterest expense                             6,171           6,915            8,058          8,187          8,890
Net loss                                       (1,212)         (2,313)          (3,353)        (1,055)          (941)
Net loss per share                              (0.97)          (1.85)           (2.68)         (0.84)         (0.74)

AT YEAR END:
Total assets                                   80,507          98,992          126,361        160,033        138,447
Total loans                                    38,250          50,930           79,383         91,512         95,580
Securities held to maturity                    14,821           2,010           17,483         44,109         28,018
Securities available for sale                  15,781          26,410            7,944          4,983              0
Total deposits                                 74,471          91,388          116,410        146,609        123,240
Total shareholders' equity                      3,817           5,502            7,815         11,168         12,223
Book value per share                             3.05            4.40             6.24           8.92           9.77

- - ----------------
(1) In August 1991, the Bank assumed approximately $61 million in deposit liabilities of the West Hollywood office of Unity Savings & Loan Association, F.A. in a purchase and assumption transaction with the Resolution Trust Corporation.

(2)      Includes gain (loss) on securities sales.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends to the consolidated financial condition and results of operations of the Company. The discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes to the consolidated financial statements that follow.

Summary

         The Company reported a net loss in 1994 of $1,212,000 as compared to a net loss of $2,313,000 for 1993. The loss per share for 1994 was $.97 as compared to a loss per share of $1.85 in 1993 and a loss per share of $2.68 in 1992. The loss for 1994 is a result of high levels of noninterest expense and a declining earning asset base. Losses in 1993 and 1992 are primarily because of substantial provisions for credit losses and high levels of noninterest expense. No provision for credit losses was made in 1994. The credit loss provision was $1,953,000 in 1993 and $4,975,000 in 1992.

         Although the aggregate dollar amount of noninterest expense has declined in each of the last three years, the ratio of noninterest expense to average earning assets remains high. Noninterest expense as a percentage of average earning assets was 7.7 % in 1994, as compared to 6.9% in 1993 and 6.1.% in 1992. The increase in 1994 is due to a reduction of $20,059,000 or 20% in average earning assets. The Company's average earning assets declined to $80,058,000 in 1994 from $100,117,000 in 1993. At December 31, 1994, total earning assets were approximately $71,852,000. While management is continuing its efforts to reduce noninterest expense, it does not anticipate that the Bank's earning assets will increase materially, if at all, until such time as the Bank's capital is increased to a level that will permit growth given the Bank's minimum capital requirements under the Order and FDIC regulations.

         On July 28, 1994, the Company, the Bank and Investors entered into a Stock Purchase Agreement pursuant to which Investors agreed to invest approximately $5,000,000 in the Company over a period of approximately six months. The Initial Infusion was consummated on March 29, 1995 and consisted of an infusion of $3,028,509 through the purchase of 2,019,006 Units, with each Unit comprised of two shares of Common Stock, and one warrant, exercisable for three years after issuance, to purchase Common Stock at $.75 per share. On March 30, 1995, Investors purchased an additional 346,874 Units for $520,311.

         The Stock Purchase Agreement also contemplates a Rights Offering in which the Company's shareholders other than Investors will be given the right to purchase Common Stock. The Rights Offering will allow the Company's shareholders, other than Investors, to increase their collective ownership in the Company to approximately 45%. Investors will purchase any securities not purchased by the other shareholders up to a maximum of $2,000,000. The Company expects to raise an additional $2,345,000 in the Rights Offering.

         On February 23, 1995, The FDIC delivered to the Bank a letter notifying the Bank it was significantly undercapitalized under the Prompt Corrective Provisions. As a result of such classification, the Bank is subject to restrictions as to asset growth, acquisitions, new activities, new branches, payment of dividends or the making of any other capital distribution, management fees, or senior executive compensation. In addition the Bank may be subject to restrictions as to the rates of interest it may pay on deposits. To comply with the Prompt Corrective Action Provisions, the Bank is required by March 21, 1995 to provide a summary of specific steps taken to comply with these restrictions and by April 7, 1995 provide a revised written capital restoration plan. In response to a letter dated January 7, 1994 from the FDIC notifying the Bank that it was undercapitalized under the Prompt Corrective Action Provisions, the Bank on February 16, 1994 submitted a capital restoration plan and BKLA submitted a guarantee of such plan, of which the capital infusion by Investors Banking Corporation was an integral part. As a result of the consummation of the Transaction, the Bank's capital levels satisfy the requirements for being adequately capitalized under the Prompt Corrective Action provisions.

         On December 22, 1994, the Superintendent issued an order to the Bank advising it that under the provisions of the California Financial Code its contributed capital was impaired as of September 30, 1994 in the amount of $1,153,000 and that the Bank must correct such impairment of its contributed capital within sixty (60) days of the order. Under the provisions of the California Financial Code, the amount necessary to correct the impairment as of September 30, 1994 was approximately $2,882,544. Since the Bank did not correct such impairment during the first quarter of 1995, the Bank's Board of Directors requested permission to levy an assessment on the Bank's outstanding shares of common stock, all of which are owned by BKLA. In the event that BKLA cannot pay the assessment due on any of those shares, such shares, or a portion thereof, could be sold to a bidder who is willing to pay the assessment and penalty thereon or could be forfeited to the Bank if no such bidder is willing to pay such amount. Any such sale of the Bank's outstanding common stock would reduce or possibly eliminate BKLA's ownership in the Bank, which would, in turn, result in a substantial diminution or the elimination of the value of BKLA shareholders' interests in the Company. In addition, if a bank's contributed capital is impaired, the Superintendent is authorized to take possession of the property and business of the bank. As of December 31, 1994, the Bank's contributed capital was impaired in the aggregate amount of approximately $1,724,000. Although the Superintendent has not yet issued an order to the Bank to correct the additional impairment, the amount necessary to correct the aggregate impairment as of December 31, 1994 was approximately $4,310,000. As a result of the consummation of the Capital Infusion, the capital impairment as of September 30, 1994 was cured. There can be no assurances that the Bank will cure the capital impairment as of December 31, 1994.

         On February 23, 1994, the Bank consented to the issuance by the FDIC of the Order, which became effective on March 20, 1994. The FDIC Order requires, among other things, the Bank to increase its Tier 1 capital by at least $3,000,000 on or before July 18, 1994 and to achieve, on or before such date, and thereafter maintain a leverage capital ratio of at least 6.50%. As of December 31, 1994, the Bank had Tier 1 capital of $2,507,000 and a leverage capital ratio of 2.97%. The Order supersedes the Memorandum of Understanding entered into by the Bank with the FDIC and the Superintendent of Banks on January 14, 1993. As a result of the consummation of the Capital Infusion, the Bank has received an infusion of approximately $3,400,000 in Tier 1 Capital and has increased its leverage capital ratio to approximately 7.40%. There can be no assurances that the Bank will be able to meet minimum regulatory capital requirements or to comply with the requirements of the Order.

         Acting under delegated authority from the Federal Reserve Board, the Federal Reserve Bank of San Francisco (the "FRB SF") concluded its most recent examination (the "February Examination") of the Company as of February 10, 1994. Based on its inspection, the FRB SF reported that the financial condition of the Company was marginal as a result of the Bank's asset quality problems, operating losses and insufficient capital. On April 11, 1994, the Company and the FRB SF entered into a Memorandum of Understanding (the "MOU") intended to address certain concerns of the FRB SF disclosed during its inspection of the Company. The MOU provides, among other things, that without the prior approval of the FRB SF, the

Company will not declare dividends, incur additional debt, repurchase any of its outstanding stock or enter into any agreements to acquire any entities or portfolios. Prior to the execution of the MOU, the Company was subject to the terms of a supervisory letter previously issued by the FRB SF on April 16, 1993.

The following table presents certain important ratios for the Company for the periods indicated:

                                              Year Ended December 31,

                                         1994           1993           1992
                                        ------         ------         ------
 Loss on average assets                  (1.4%)         (2.1%)         (2.3%)
 Loss on average shareholders' equity   (26.0%)        (32.3%)        (30.6%)
 Average equity to average assets         5.2%           6.4%           7.5%

The following discussion explains in greater detail the consolidated financial condition and results of the operations of the Company. This discussion should be read with the consolidated financial statements and notes to the consolidated financial statements.

Results of Operations

         NET INTEREST INCOME. Net interest income is the major source of operating income of the Company. Net interest income is the difference between the interest income from earning assets and the interest paid on interest bearing liabilities. Net interest income declined $794,000, or 16.4%, to $4,036,000 in 1994 from $4,830,000 in 1993. In 1992, net interest income was
$6,912,000. The decrease in net interest income was largely due to the reduction in the volumes of earning assets and was partially offset by increases in rates earned.

         Interest income declined to $5,794,000 in 1994 from $7,092,000 in 1993. Average earning assets declined to $80,058,000 in 1994 from $100,117,000 in 1993 or 20.0%. The decline in earning assets was greater among the highest earning category of loans. Average loans were $42,939,000 in 1994 and $64,315,000 in 1993. Decline in average loan balances from 1993 to 1994 was
$21,376.000 or  33.2%   At December 31, 1994, total earning assets were
$71,852,000 compared to $90,750,000 at December 31, 1993. The weighted average rates earned on average earning assets were 7.2% and 7.1% for 1994 and 1993, respectively. The average rate earned on loans, the major component of earning assets, increased to 9.5% in 1994 from 8.5% in 1993, resulting in a $430,000 increase in interest income.

         The Company's interest expense decreased $504,000 in 1994. The decrease was primarily due to decreased deposit volume resulting in a $528,000 decline in interest expense. This decline was partially offset by a $24,000 increase in interest rates. Interest expense declined to $1,758,000 in 1994 as compared to $2,262,000 in 1993. Average interest bearing deposits in 1994 and 1993 were $56,052,000 and $74,973,000, respectively. The average interest rate paid on interest bearing deposits was 2.7% for both 1994 and 1993.

         In 1993, net interest income declined $2,082,000, or 30.1%, to $4,830,000 in 1993 from $6,912,000 in 1992. The decrease in net interest income was largely due to the reduction in the volumes of earning assets resulting in a $2,875,000 decline in interest income and, to a lesser extent, a decline in the average interest rate on earning assets resulting in a $967,000 decline in interest income. Gross interest income declined to $7,092,000 in 1993, as compared to $10,934,000 in 1992. Average earning assets declined to $100,117,000 in 1993 from $131,952,000 in 1992 or 24%. The decline in earning assets was greater among the higher earning categories of investments and loans. The lower earning category, federal funds sold, increased its share of average earning assets to 11.8% for 1993 from 6.3% for 1992. Average federal funds sold were $11,783,000 and $8,434,000 for 1993 and 1992 respectively. At December 31, 1993, total earning assets were $90,750,000 as compared to $111,537,000 at December 31, 1992.

         The weighted average rates earned on average earning assets were 7.1% and 8.3% for 1993 and 1992, respectively. The average rate earned on loans, the major component of earning assets, declined to 8.5% in 1993 from 9.2% in 1992, resulting in a $454,000 decline in interest income.

         The Company's interest expense also decreased in 1993 due to declines primarily in volumes resulting in a $1,043,000 decline in interest expense and to a lesser extent declines in interest rates resulting in a $717,000 decline in interest expense. Interest expense declined to $2,262,000 in 1993 as compared to $4,022,000 in 1992. Average interest bearing deposits in 1993 and 1992 were $74,973,000 and $100,368,000, respectively. The average interest rates paid on interest bearing deposits in 1993 and 1992 were 2.7% and 3.7%, respectively.

The table on the following page present changes in interest income and interest expense for 1994 compared to 1993. Interest income includes loan fees. The total change is segmented into the change due to volume and change due to interest rate. Change due to volume is calculated as the change in average balance times the average rate in the preceding year. Change due to rate is calculated as the change in average rate times the average balance in the current year.

                                                                 Year Ended December 31,
                                           -------------------------------------------------------------------
                                                        1994                                  1993
                                           ------------------------------       ------------------------------
                                           Average    Interest    Average       Average      Interest  Average
         ( dollars in thousands )          Balance  Earned/Paid     Rate        Balance    Earned/Paid   Rate
                                           -------- -----------   -------       -------    ----------- -------
Assets:
- - -------
Earnings assets:
Federal Funds                              $ 10,267      $  406       4.0%       $ 11,783      $  325     2.8%
Interest bearing deposits with
  financial institutions                          0           0       0.0%            100           3     3.0%
Securities                                   26,852       1,301       4.8%         23,919       1,287     5.4%
Loans (1)                                    42,939       4,087       9.5%         64,315       5,477     8.5%
                                           --------      ------                  --------      ------
     Total earning assets                    80,058       5,794       7.2%        100,117       7,092     7.1%
                                           --------      ------                  --------      ------
Nonearning assets:
Cash and due from banks on demand             5,611                                 6,712
Other assets                                  5,374                                 7,054
Allowance for credit losses                  (2,121)                               (2,725)
                                           --------                              --------
     Total assets
                                           $ 88,922                              $111,158
                                           ========                              ========
Liabilities and Shareholders' Equity:
- - -------------------------------------
Interest bearing liabilities:
Demand, interest bearing                   $ 13,910       $ 176       1.3%       $ 15,574       $ 275     1.8%
Money market                                 16,313         373       2.3%         24,057         609     2.5%
Savings (including IRAs)                     12,961         536       4.1%         16,418         518     3.2%
Time certificates of deposit                 12,868         417       3.2%         18,924         606     3.2%
                                           --------      ------                  --------      ------
     Total interest bearing deposits         56,052       1,502       2.7%         74,973       2,008     2.7%
Capital lease obligation                      1,828         256      14.0%          1,825         254    13.9%
                                           --------      ------                  --------      ------
     Total interest bearing liabilities      57,880       1,758       3.0%         76,798       2,262     2.9%
                                           --------      ------                  --------      ------
Demand deposits, noninterest bearing         25,451                                26,825

Other liabilities                               931                                   375
Shareholders' equity                          4,660                                 7,160
                                           --------                              --------
     Total liabilities and shareholders'
       equity                              $ 88,922                              $111,158
                                           ========                              ========
Net interest margin spread                                            4.2%                                4.2%
                                                                     ====                                ====
Net interest income earned as a
percentage of average earning assets(1)    $ 80,058     $ 4,036       5.0%       $100,117     $ 4,830     4.8%
                                                                     ====                                ====

(1) Includes loan fees of $170,000 in 1994 and $432,000 in 1993. Interest foregone on nonaccrual loans is not included.

                                                    1994 Compared to 1993               1993 Compared to 1992
                                                    Increases (Decreases)                Increases (Decreases)
             (in thousands)                           Due to Change in,                   Due to Change in,
                                               -------------------------------     ---------------------------------
                                                                         Net                                 Net
                                                Volume       Rate      Change       Volume       Rate       Change
                                               --------     -----     --------     --------     ------     --------
Assets:
- - -------
Earnings assets:
Federal Funds                                  $    (42)    $ 123     $     81     $    115     $  (79)    $     36
Interest bearing deposits with
  financial institutions                             (3)        0           (3)         (14)         0          (14)
Securities                                          166      (152)          14         (851)      (434)      (1,285)
Loans                                            (1,819)      429       (1,390)      (2,125)      (454)      (2,579)
                                               --------     -----     --------     --------     ------     --------
     Total earning assets                      $ (1,698)    $ 400     $ (1,298)    $ (2,875)    $ (967)    $ (3,842)
                                               ========     =====     ========     ========     ======     ========

Liabilities and Shareholders' Equity:
- - -------------------------------------
Interest bearing liabilities:
Demand, interest bearing                       $    (30)      (69)    $    (99)    $    (74)    $ (138)    $   (212)
Money market                                       (202)      (34)        (236)        (136)      (221)        (357)

Savings (including IRAs)                           (105)      123           18         (253)      (145)        (398)
Time certificates of deposit                       (189)        0         (189)        (537)      (212)        (749)
                                               --------     -----     --------     --------     ------     --------
     Total interest bearing deposits               (526)       20         (506)      (1,000)      (716)      (1,716)
Capital lease obligation                              1         1            2            1         (1)           0

Federal  funds  purchased and  securities
  sold under agreement to repurchase                                                    (44)         0          (44)
                                               --------     -----     --------     --------     ------     --------
     Total interest bearing liabilities        $   (525)    $  21     $   (504)    $ (1,043)    $ (717)    $ (1,760)
                                               --------     -----     --------     --------     ------     --------
Net change in net interest income              $ (1,173)    $ 379     $   (794)    $ (1,832)    $ (250)    $ (2,082)
                                               ========     =====     ========     ========     ======     ========


         PROVISION FOR CREDIT LOSSES. The provision for credit losses creates an allowance for estimated future loan losses. When losses occur they are charged against the appropriate allowance.

         There was no provision for credit losses in 1994, compared to $1,953,000 in 1993 and $4,975,000 in 1992. No additional provision for credit losses was made to the allowance for credit losses due to recoveries of $456,000 and to the decline in loan balances and to the improvement in the quality of the loan portfolio. Gross charge offs were $1,301,000 in 1994, compared to $3,241,000 in 1993 and $5,006,000 in 1992. The ratio of allowance for credit losses to loans outstanding at December 31, 1994 and December 31, 1993 were 4.3% and 4.9% respectively. For further information on nonperforming and classified loans and the allowance for credit losses, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition - Nonperforming Assets - and - Allowance for Credit Losses".

         NONINTEREST INCOME. The following table presents information by category of noninterest income for the Company for periods indicated:

                                                         Year Ended December 31,
                                                   ------------------------------------
                 (in thousands)                     1994           1993          1992
                                                   -------       -------        -------
     Service charges on deposit accounts           $   480       $   654        $   738
     Escrow fees                                       127           318            302
     Gain on sale of securities                          0           372          1,417
     Other                                             316           381            311
                                                   -------       -------        -------
     Total noninterest income                      $   923       $ 1,725        $ 2,768
                                                   =======       =======        =======

         Service charges on deposit accounts decreased in 1994 as a result of servicing fewer deposit accounts. Escrow fees declined in 1994 primarily due to closing the escrow operations as of November 15, 1994. Bank management closed escrow operations as a part of its plan to consolidate operations and focus on the Bank's primary product lines.

         The Bank had no sales of securities in 1994. In 1993, the Bank sold $8,667,000 principal amount of securities resulting in a net gain of $372,000. In 1992, the Bank sold $34,661,000 principal amount of securities resulting in a net gain of $1,417,000. Declining interest rates in 1993 increased the value of fixed rate securities held by the Bank and provided the opportunity to realize gains on the sale of those securities. In 1994, an increasing interest rate environment did not allow the Bank opportunities to realize gains from sales of securities.

         NONINTEREST EXPENSE. The following table presents information by category of noninterest expense for the Company for the periods indicated:

                                                        Year Ended December 31,
                                                   ------------------------------------
                 (in thousands)                     1994           1993          1992
                                                   -------       -------        -------
     Employee compensation and benefits            $ 2,720       $ 2,984        $ 3,711
     Occupancy                                         764         1,029            905
     Furniture and equipment                           533           562            634
     Business promotion                                 88           111            168
     Professional services                             885           986            930
     Printing and supplies                             337           348            397
     FDIC assessment                                   253           302            319
     Insurance                                         179           181            152
     Other                                             412           412            842
                                                   -------       -------        -------
     Total noninterest expense                     $ 6,171       $ 6,915        $ 8,058
                                                   =======       =======        =======

         Non interest expense decreased to $6,171,000 in 1994 from $6,915,000 in 1993. Noninterest expense was $8,058,000 in 1992. Total noninterest expense as a percentage of average earning assets was 7.7% in 1994 as compared to 6.9% in 1993 and 6.1% in 1992.

         The Bank continued to implement its plan to reduce operating expenses. On November 4, 1994 the Bank closed its administrative office located at 825 N. San Vicente, West Hollywood, California and consolidated those offices with the Bank's main branch office located at 8901 Santa Monica Boulevard, West Hollywood. Total rent expense for the San Vicente location was approximately $168,000 for 1994.

         During 1993, the Company closed its Hollywood regional branch office. As of December 31, 1993, twenty-two months remained on the term of the lease of the Hollywood facility. The lease obligation amounted to $147,000 and was charged to 1993's operating expenses. In February 1994, the Company recovered $50,700 on this lease obligation.

         During 1993, the Company made a rights offering to shareholders.
Since this offering was unsuccessful the costs associated with the offering are included in professional services, printing and supplies and other noninterest expense. Rights offering expense included in these categories amounted to approximately $159,000, $42,000 and $57,000 respectively.

         Operating losses for 1992 include $265,000 relating to an uninsured check kiting loss. The Bank does maintain insurance policies customary for its size for operation losses. However, this specific check kiting was not covered by those policies.

         INCOME TAXES. In 1994 and 1993 and 1992, the Company had no income tax credits or expenses.

FINANCIAL CONDITION.

         Total consolidated assets decreased $18,485,000, or 18.7%, to $80,507,000 as of December 31, 1994 from $98,992,000 as of December 31, 1993.
At December 31, 1994, total consolidated deposits were $74,471,000 or 18.5% less than the December 31, 1993 total of $91,388,000. Interest bearing deposits decreased $17,029,000 to $49,343,000 at December 31, 1994 from $66,372,000 at December 31, 1993. Noninterest bearing demand deposits have remained stable, $25,128,000 at December 31, 1994 and $25,016,000 at December 31, 1993. The Company's ability to increase its assets in the future is limited by the minimum capital ratios that the Bank must achieve and maintain, including the Bank's obligation to achieve and maintain a leverage capital ratio of at least 6.5%.

         LOANS.   Reflecting the slow recovery in the local economy and a
decline in loan originations, total loans declined $12,680,000 or 24.9%. Total loans outstanding at December 31, 1994 were $38,250,000 or 51.4% of total deposits compared to $50,930,000, or 55.7% of total deposits, at December 31, 1993.

         The following table presents the amount of loans in each category and the percentage of total loans outstanding for each category. Loan balances are adjusted for net deferred loan origination fees and the allowance for credit losses as of the dates indicated:

                                               December 31, 1994      December 31, 1993
                                             --------------------   --------------------
(dollars in thousands)                        Amount   Percentage    Amount   Percentage
                                             -------   ----------   -------   ----------
Commercial loans                             $10,165      26.5%     $14,461      28.4%
Real estate loans:
  Single family                                2,510       6.6%       5,774      11.3%
  Multi-family                                   270       0.7%         899       1.8%
  Commercial                                  20,457      53.5%      23,820      46.8%
                                             -------                -------
  Total real estate loans                     23,237      60.8%      30,493      59.9%

Consumer loans                                 4,848      12.7%       5,976      11.7%
                                             -------                -------
  Total loans                                $38,250     100.0%     $50,930     100.0%

Less deferred loan origination fees, net        (136)                  (170)

Less allowance for credit losses              (1,633)                (2,478)
                                             -------                -------
  Net loans                                  $36,481                $48,282
                                             =======                =======

The following table presents the maturity distribution of the loan portfolio and the sensitivity of loans to changes in interest rates as of December 31, 1994:


                                                    After 1 Year
(dollars in thousands)       Within 1 Year         Within 5 Years        After 5 Years
                           -----------------    -------------------    ----------------
                           Floating    Fixed    Floating      Fixed    Floating   Fixed      Total
                           --------    -----    --------     ------    --------   -----     -------
Commercial loans            $ 6,181     $449     $ 1,573     $  906     $  684     $372     $10,165

Real estate loans             5,198      192      16,596        644        569       38      23,237
Consumer loans                2,843      341         958        528          0      178       4,848
                            -------     ----     -------     ------     ------     ----     -------
Total loans                 $14,222     $982     $19,127     $2,078     $1,253     $588     $38,250
                            =======     ====     =======     ======     ======     ====     =======

         NONPERFORMING ASSETS. The following table provides information for nonperforming assets at the dates indicated:

                                                                         December 31,
                                                                     --------------------
                      (dollars in thousands)                          1994          1993
                                                                     ------       -------
     Loans delinquent for ninety days but still accruing              $   0       $     0
     Nonaccrual loans                                                   838         3,619
     Restructured loans                                                   0             0
     Other real estate owned                                              0             0
                                                                       ----        ------
     Total nonperforming loans                                         $838        $3,619
                                                                       ====        ======
     Nonperforming assets to period end loans plus other real
     estate owned                                                       2.2%          7.1%
                                                                       ====        ======

         Generally, the Company's policy is to discontinue accrual of interest on loans which are delinquent for 90 days or more, unless management determines that a loan is adequately collateralized or other circumstances justify treating a loan as fully collectible. Interest income which has been previously accrued is reversed when a loan is placed on a nonaccrual status, and income is not recognized until payment is actually received. Additional income that would have been recognized was approximately $114,000 if nonaccrual loans as of December 31, 1994 had performed in accordance with their original terms.

         At December 31, 1994, the Bank had $838,000 in nonaccrual loans. There were six loans, one of which was for $544,000 and secured by a trust deed on an unimproved lot.

         The Company records other real estate owned at the lower of the carrying value of the loan or the fair market of the real estate as of the date of foreclosure or in-substance foreclosure. Loan balances in excess of fair value or real estate acquired at the date of foreclosure or in-substance foreclosure are charged to the allowance for credit losses. An allowance is recorded against the foreclosed assets based on management's estimates of selling costs and subsequent declines in fair value. As of December 31, 1994 and December 31, 1993, the Bank had no assets acquired through foreclosure.

         The policy of the Company is to review each loan in the portfolio to identify problem credits. There are three classifications for problem loans:
"substandard", "doubtful" and "loss". Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weakness of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified loss is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated "special mention" is maintained for loans which do not currently expose the Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weakness deserving management's close attention.

         Excluding loans which have been classified loss and charged off by the Bank, classified and special mentioned loans were as follows at the dates indicated:

                                                                         December 31,
                                                                     --------------------
                      (dollars in thousands)                          1994          1993
                                                                     ------       -------
     Substandard                                                     $4,581       $12,159
     Doubtful                                                            13           279
     Special mention                                                  3,157         1,325
                                                                     ------       -------
     Total classified and special mention loans                      $7,751       $13,763
                                                                     ======       =======
     Classified and special mention loans as a percentage of
     total loans                                                      20.3%         27.0%

         At December 31, 1994, the Bank's $4,581,000 of loans classified as substandard consisted of $3,743,000 of performing loans and $838,000 of nonaccrual loans. The performing loans classified as substandard were comprised of 25 loans. Three of the performing loans are secured by commercial real estate and total $2,598,000. Eight loans are commercial loans and total $813,000, 13 loans are consumer loans and total $255,000 and one loan of $77,000 is secured by a second trust deed for a single family residential. The Bank's $13,000 of loans classified as doubtful are two loans to individuals.

         Prior to 1991, the Bank made a substantial number of unsecured loans to persons engaged in real estate and real estate related activities with high net worths but limited liquidity and real estate working capital loans secured by second trust deeds on property. The continuing general economic slow down and declining real estate values left the Bank in a substantially unsecured position on many of these loans, adversely impacting the ability of the borrowers on these loans to comply with their loan repayment terms and has resulted in the continuing high levels of nonperforming assets, classified loans, provisions for credit losses and loan charge-offs experienced in recent periods. The making of these types of loans has been curtailed, and the Bank has strengthened its underwriting and collection to require more extensive monitoring of cash flows and the financial condition of commercial and real estate borrowers both at the time loans are originated and at any subsequent renewal of such loans. The Bank has established loan to value limitations on real estate loans which are more restrictive than that set forth in the regulatory guidelines for real estate lending.

         With the exception of these classified and special mention loans, management is not aware of any loans as of December 31, 1994 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in the nonperforming asset table above at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Bank's loan portfolio by its primary regulators. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or become restructured loans, in-substance foreclosures or other real estate owned in the future.

         Delinquent Loans. The following table is for loans of the Bank delinquent less than 90 days at the dates indicated:

                                                        December 31,
                                                   ---------------------
              (dollars in thousands)               1994             1993
                                                   ----             ----
     Commercial loans                               $ 0             $ 40
     Real Estate loans                                0              154
     Consumer loans                                   6               15
                                                    ---             ----
     Total loans delinquent less than ninety days   $ 6             $209
                                                    ===             ====


ALLOWANCE FOR CREDIT LOSSES.

         The provision for credit losses creates a reserve for estimated future loan losses, by a charge to operations based upon the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions, and the prospects or worth of the respective borrowers or guarantors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. The Bank was most recently examined by the FDIC and the State Banking Department in November 1994. See "Item 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Results of Operations and 1992 - Provision for Credit Losses."

         Management utilizes its best judgment in providing for possible loan losses and establishing the allowance for credit losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. The Bank has emphasized direct lending on real estate and lending to businesses and persons engaged in the real estate and real estate related industries. Substantially all of the Bank's loans are derived from businesses and persons located in the greater Los Angeles region of Southern California. Accordingly, the ultimate collectability of a substantial portion of the Bank's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in Southern

California. Southern California has experienced, and is expected to continue to experience, adverse economic conditions and a declining real estate market. These conditions have adversely affected certain borrowers' ability to repay loans. A continuation of these conditions or a further decline in the local economy could result in further deterioration in the quality of the loan portfolio and high levels of nonperforming assets and charge offs, which would require increased provisions for credit losses and would adversely effect the financial condition and results of operations of the Company.

         Senior management, in conjunction with the Board of Directors, reviews the adequacy of the allowance for credit losses monthly. Loans which are identified as special mention, substandard or doubtful are assigned specific allocations within the allowance for credit losses. An amount equal to 2% of the loan balance is maintained in the allowance for credit losses for loans classified special mention, 10% to 20% of the loan balance is maintained in the allowance for credit losses for loans deemed substandard, 10% for a substandard loan that is secured by a first trust deed or all inclusive trust deed that conforms to specified appraisal and loan-to-value criteria and 20% for all other substandard loans; and 50% of the loan balance is maintained in the allowance for credit losses for loans deemed doubtful. A general reserve of .6% is also maintained for all unclassified loans, other than cash secured loans for which no reserve is maintained. Additional reserves may be assigned based upon management's assessment of the quality of the credit.

         As described above, the Bank assesses and reviews the adequacy of the allowance for credit losses by applying a methodology which assigns a risk factor to each loan in the portfolio generally based upon classifications of such loans as pass, special mention, substandard or doubtful. The amount of the required allowance for credit losses is determined by multiplying the aggregate principal amount of loans in each category by the specified percentage. Therefore, the provision for credit losses in any period is equal to the amount required to be added to the allowance for credit losses at the beginning of the period, after taking into account net charge-offs during the period, to bring the allowance to the required level.

         The following table presents loans outstanding at the end of period, average loans outstanding for the year, the beginning of the year allowance for credit losses, loan charge-offs, recoveries, the amount of the provision charged to operations, the end of the year allowance for credit losses, the ratio of net charge-offs to average loans and the allowance for credit losses as a percentage of loans outstanding as of the end of the period for the years indicated:

                                                                         December 31,
                                                                    ----------------------
                      (dollars in thousands)                         1994           1993
                                                                    -------        -------
     Loans outstanding at end of period                             $38,250        $50,930
                                                                    =======        =======
     Average loans outstanding                                      $42,939        $64,315
                                                                    =======        =======
     Allowance for credit losses at beginning of period             $ 2,478        $ 2,789

     Charge-offs:
       Commercial                                                      (907)        (1,800)
       Real estate                                                     (257)        (1,195)
       Consumer                                                        (137)          (246)
                                                                    -------        -------
     Total                                                           (1,301)        (3,241)
     Recoveries:
       Commercial                                                       380            606
       Real estate                                                       44            247
       Consumer                                                          32            124
                                                                    -------        -------
     Total                                                              456            977
                                                                    -------        -------
     Net loans charged off                                             (845)        (2,264)
     Provision charged to operations                                      0          1,953
                                                                    -------        -------
     Allowance for credit losses as of end of period                $ 1,633        $ 2,478
                                                                    =======        =======
     Ratio of net charge-offs to average loans outstanding              2.0%           3.5%
                                                                    =======        =======
     Ratio of allowance for credit losses to loans
     outstanding at end of period                                       4.3%           4.9%
                                                                    =======        =======

         Although the Bank does not normally allocate the allowance for credit losses to specific loan categories, an allocation has been made for the purposes of this report in the table below.

                                                             December 31,
                                 -------------------------------------------------------------------
     (dollars in thousands)                   1994                                1993
                                 -------------------------------     -------------------------------
                                                   Ratio of Loan                       Ratio of Loan
                                                    Category to                         Category to
                                 Allowance for      Outstanding      Allowance for      Outstanding
                                 Credit Losses      Total Loans      Credit Losses      Total Loans
                                 -------------     -------------     -------------     -------------
     Real estate                     $  690             60.8%            $1,398             59.9%

     Commercial                         234             26.6%               784             28.4%

     Consumer                           122             12.7%               158             11.7%
     Not allocated                      587             N/A                 138             N/A
                                     ------                              ------
     Total                           $1,633            100.0%            $2,478            100.0%
                                     ======                              ======

         The allowance for credit losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since even on the above basis there is an unallocated portion.

         Loans charged off in 1994 were $1,301,000. Of these loans, $948,000 had been classified as substandard and $122,000 had been classified as doubtful at December 31, 1993. Loans charged off that were not classified or special mention were $231,000 in 1994.

         INVESTMENT PORTFOLIO. The Bank's investment portfolio provides investment income and serves as a source to meet liquidity needs. The Bank adopted SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities" effective January 1, 1994. SFAS No. 115 requires investments to be classified in three categories and accounted for as follows: (i) debt and equity securities that the Bank has the positive intent and ability hold to maturity are classified as "held to maturity" and reported at amortized cost;
(ii) debt and equity securities held for current resale are classified as trading securities and reported at fair value with unrealized gains and losses reported in the statement of operations; and (iii) debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity.

         The unrealized losses on securities available for sale was $473,000 at December 31, 1994 and was reported as a separate component of shareholder's equity. The unrealized losses on securities held to maturity was $154,000 at December 31, 1994.

         The following table presents the maturity distribution of securities held to maturity and securities available for sale as of December 31, 1994:

                                Available for sale          Held to maturity
                              ----------------------     ----------------------
                              Estimated    Amortized     Estimated     Carrying
                              fair value     Cost        fair value      value
                              ----------   ---------     ----------    --------
Less than one year              $ 2,026     $ 2,055        $ 7,889      $ 7,944
One to five years                 2,931       3,056          6,778        6,877
Mortgage-backed securities        4,866       5,091           --           --
SBA securities                    5,958       6,052           --           --
                                -------     -------        -------      -------
                                $15,781     $16,254        $14,667      $14,821
                                =======     =======        =======      =======

         For additional information concerning investment securities, see Note C of the Notes to Consolidated Financial Statements.

         DEPOSITS. Deposits have historically been the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from principal and interest repayments on loans and investment securities, maturity and sale of investment securities, securities sold under agreements to repurchase and other borrowings. The Bank's deposit strategy is to emphasize retail branch deposits by offering a variety of rates and deposit programs to suit customers' needs. At December 31, 1994 and 1993, the Bank had no brokered deposits.

         The following table sets forth information concerning total deposits outstanding at the dates indicated:

                                                December 31,
                                             ------------------
         (dollars in thousands)               1994       1993
                                             -------    -------
      Noninterest bearing demand             $25,128    $25,016
      Interest bearing demand                  9,926     15,721

      Money market                            14,541     21,751
      Savings                                 11,382     14,594
      Time deposits under $100,000             6,072      7,363
      Time deposits over $100,000              7,422      6,943
                                             -------    -------
      Total deposits                         $74,471    $91,388
                                             =======    =======

         The following table presents information regarding the average deposits and the average rate paid for certain deposit categories for each of the periods indicated.

                                                             Year ended December 31,
                                                   ---------------------------------------------
                  (dollars in thousands)             1994                       1993
                                                    Amount         %           Amount         %
                                                   --------      ----         --------      ----
      Noninterest bearing demand                   $25,451       0.0%         $ 26,825      0.0%
      Interest bearing demand                       13,910       1.3%           15,574      1.8%
      Savings and money market                      29,274       3.1%           40,475      2.8%
      Time certificates of deposit                  12,868       3.2%           18,924      3.2%
                                                   -------                    --------
      Total                                        $81,503                    $101,798
                                                   =======                    ========

         The following table presents the maturity distributions of time certificates of deposit of $100,000 or more at December 31, 1994:

                        (dollars in thousands)               Amount              %
                                                            --------           -----
           Three months or less                              $4,681            63.1%
           Over three months through six months               1,732            23.3%
           Over six months through twelve months                709             9.6%
           Over twelve months                                   300             4.0%
                                                             ------
           Total                                             $7,422
                                                             ======

         CAPITAL RESOURCES.

         The following table sets forth the actual levels achieved by the Bank at December 31, 1994 and the minimum levels of capital required by the FDIC regulations and the Order to Cease and Desist:

                                                              FDIC            Levels
                                                            Minimum         Required by
                                   Level Achieved by       Regulatory      the Order to
                                      the Bank at           Capital         Cease and
                                   December 31, 1994      Requirements       Desist
                                   -----------------      ------------     ------------
                                    Amount
                                   ( 000's)  Percent        Percent          Percent
                                   --------  -------      ------------     ------------
Tier 1 risk based capital ( 1 )    $ 2,507     6.02%         4.00%            6.50%


Total risk-based capital           $ 3,047     7.30%         8.00%             N/A

Leverage capital ( 1 )             $ 2,507     2.97%         4.00%            6.50%


( 1 ) At December 31, 1994, the Bank had intangible assets of $1,759,000, which were required to be deducted from Tier 1 risked-based capital, total risked-based capital and leverage capital. Such amounts include $1,675,000 relating to the net book value of the bargain lease element relative to the lease, for the Beverly Hills Regional Office, acquired in 1983 and $84,000 relating to goodwill arising from the Unity Transaction.


         As a result of the consummation of the Capital Infusion, (i) the Bank's capital levels satisfy the requirements for being adequately capitalized under the Prompt Corrective Action Provisions; (ii) the Bank's capital impairment as of September 30, 1994 was corrected, and (iii) the Bank's leverage capital ratio, as of March 31, 1995, has increased to 7.40%. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Summary." There can be no assurances that the Bank will be able to continue to meet minimum regulatory capital requirements or comply with the requirements of the Order. Further, there can be no assurances that the Bank will be able to cure its capital impairment as of December 31, 1994.

Liquidity and Interest Rate Sensitivity Management

         The primary function of asset liability management is to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds, or borrowers seeking
to meet their credit needs.   Interest rate sensitivity management seeks to
minimize fluctuations in net interest margins and to enhance consistent growth of net interest income and net profits through periods of changing interest rates.

         As reflected in the Company's Consolidated Statements of Cash Flows, net cash flows provided by operating activities for years ending December 31, 1994, 1993 and 1992 were $47,000, $480,000 and $2,292,000, respectively.
Amounts fluctuate from period to period primarily as a result of changes in the net interest income. The Company's principal cash flows relate to investing and financing activities rather than operating activities.

         Net cash flows provided by investing activities totaled $8,516,000, $24,083,000 and $31,436,000 for the years ended December 31, 1994, 1993, and
1992, respectively. Cash flows provided by investing activities are a result of payments and maturities of loans and securities in excess of purchases of securities and loan originations. Net cash used in financing activities totaled $16,917,000, $25,022,000 and $30,199,000 for the years ended December 31, 1994, 1993, and 1992 respectively. Net cash used in financing is a result of net deposit outflows in 1994, 1993 and 1992.

         Management monitors its liquidity position continuously in relation to trends of loans and deposits, and relates the data to short and long term requirements. The Bank no longer has lines of credit with other financial institutions. As a result the Bank must rely on it's own assets for liquidity. Liquid assets are defined to include federal funds sold, interest bearing deposits in other financial institutions, unpledged marketable investment securities and cash and due from banks. The Company's liquidity ratio (the sum of liquid assets divided by the difference of total deposits and public deposits) was 47.1% as of year end 1994 and 44.0% as of year end 1993. The loan-to-deposit ratio at year ends 1994 and 1993 was 51.4% and 55.7%, respectively.

         Core deposits are defined as the difference between total deposits and time certificates of deposit of $100,000 and over. As of December 31, 1994, the ratio of core deposits to total deposits was 90.0%, as compared to 92.4% as of December 31, 1993. The Company believes that the concentration in core deposits improves the stability of the deposit base and provides a less expensive source of funds.

         The Company has adopted policies designed to minimize the exposure to interest rate fluctuations, and regularly measures the differences in the amounts of rate sensitive assets and rate sensitive liabilities over a variety
of time periods.   A gap for a specified period is positive (negative) when the amount of rate sensitive assets (liabilities) maturing or repricing within that period exceeds the amount of rate sensitive liabilities (assets) maturing or repricing within the same period. A positive gap will generally produce a higher net interest margin in a rising rate environment and a lower net interest margin in a declining rate environment. Conversely, a negative gap will generally produce a lower net interest margin in a rising rate environment and a higher net interest margin in a declining rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of the responsiveness as well as the extent of responsiveness, to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

The following table is a gap analysis for the Company as of December 31, 1994:

                                     0-1       2-30      31-180    181-365    Within      Over      Noninterest
      (in thousands)                 Days      Days       Days       Days     5 Years    5 Years      Bearing       Total
                                   -------   --------    ------    -------    -------    -------    -----------    -------
Assets
Federal funds sold                 $ 3,000   $      0    $    0     $    0    $     0    $     0      $      0     $ 3,000

Securities held to maturity                               4,996      2,949      6,876                               14,821
Securities available for sale                   4,148     2,807      2,791      4,947      1,088                    15,781
Loans                               34,038         22       365        320      2,079        588           838      38,250
                                   -------   --------    ------     ------    -------    -------      --------     -------
Total rate sensitive assets         37,038      4,170     8,168      6,060     13,902      1,676           838      71,852
Allowance for credit losses                                                                             (1,633)     (1,633)
Other nonearning assets                                                                                 10,288      10,288
                                   -------   --------    ------     ------    -------    -------      --------     -------
Total assets                       $37,038   $  4,170    $8,168     $6,060    $13,902    $ 1,676      $  9,493     $80,507
                                   =======   ========    ======     ======    =======    =======      ========     =======
Liabilities and Capital
Interest bearing demand            $         $  9,926    $          $         $           $           $            $ 9,926

Savings and money market                       25,923                                                               25,923
Certificates of deposit                 19      4,898     6,305      1,859        413                               13,494
Capital lease                                                                              1,830                     1,830
                                   -------   --------    ------     ------    -------    -------      --------     -------
Total rate sensitive liabilities        19     40,747     6,305      1,859        413      1,830             0      51,173
Demand deposits                                                                                         25,128      25,128
Other liabilities                                                                                          389         389
Capital                                                                                                  3,817       3,817
                                   -------   --------    ------     ------    -------    -------      --------     -------
Total liabilities and capital      $    19   $ 40,747    $6,305     $1,859    $   413    $ 1,830      $ 29,334     $80,507
                                   =======   ========    ======     ======    =======    =======      ========     =======
- - --------------------------------------------------------------------------------------------------------------------------
GAP: Assets (Liabilities)          $37,019   $(36,577)   $1,863     $4,201    $13,489    $  (154)     $(19,841)

Cumulative GAP:
Assets (Liabilities)               $37,019   $    442    $2,305     $6,506    $19,995    $19,841      $      0
- - --------------------------------------------------------------------------------------------------------------------------

         The liquidity of BKLA is limited. At December 31, 1994, BKLA had deposits of $24,000. Presently, BKLA derives funds from interest on deposits with the Bank. Although management believes that the deposits and the interest earned on such deposits are adequate to meet current cash flow requirements, the Bank cannot be considered to be a source of liquidity for BKLA. Pursuant to the FDIC Order, the Bank cannot declare and pay any dividends to BKLA without obtaining prior regulatory approval.

Financial Instruments With Off-Balance-Sheet Risk

         For information concerning financial instruments with off-balance-sheet risk, see Note J of the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for financial statements filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As set forth in the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 1994, the Company appointed, effective as of November 2, 1994, Grant Thornton LLP as its independent public accountants for the year ending December 31, 1994.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Six persons were elected as directors for a one year term at annual shareholder meetings of BKLA and the Bank that were held in November 1993. One of the directors, Richard Kaplan, died subsequent to the Annual Meeting.

         The following table sets forth certain information, as of March 15, 1995, with respect to those persons who are currently serving as directors of BKLA. Each of these persons also currently serves as a director of the Bank.

                                YEAR FIRST
                                ELECTED OR
                                APPOINTED              PRINCIPAL OCCUPATION
NAME AND TITLE          AGE   A DIRECTOR (2)           FOR PAST FIVE YEARS
- - --------------          ---   --------------           -------------------
Arlen H. Andelson(1)    51        1987                 Attorney and Senior
  Director                                             Partner of Andelson &
                                                       Andelson, a Law
                                                       Corporation; Principal of
                                                       Andelson Properties, a
                                                       real estate investment
                                                       and property management
                                                       company

Sherman L. Andelson(1)     70   1984      Certified Public Accountant; Chairman of
  Chairman of the Board                   the Board of the Bank and BKLA since July
                                          1987 and January 1988, respectively, to
                                          the present; Interim President and Chief
                                          Executive Officer of BKLA and the Bank,
                                          October 1992 to March 1993

Mary Anne Chalker          65   1981      Insurance Broker; President of LFC
  Director                                Insurance Brokers and Agents, Inc.

Irving Fuller              58   1981      Attorney at Law; President/Owner of
  Director                                Fulvest Corporation, a real estate
                                          investment and property management
                                          company, 1988 to present; Executive Vice
                                          President, Metropolitan Theatres Corp.,
                                          1970 to 1988

Paul G. Ling               58   1993      President and Chief Executive Officer of
  President and Chief                     the Bank, March 1, 1993 to present;
  Executive Officer and                   President and Chief Executive Officer of
  Director                                BKLA commencing March 24, 1993; Executive
                                          Vice President/California Department
                                          Manager of Manufacturer's Bank, January
                                          1989 to December 1991; Senior Vice
                                          President/Regional Manager, Manufacturer's
                                          Bank, 1986 to January 1989
- - -------------

(1)      Arlen H. Andelson and Sherman L. Andelson are brothers.

(2) On March 30, 1995 M. J. Burford, president of Investors Banking Corporation, was appointed Chairman of the Board of the Company and the Bank.


Executive Officers

         Each officer of BKLA and the Bank is appointed by the respective boards of directors and serves at their pleasure.

         The following table provides certain information, as of March 15, 1995, concerning those persons who serve as executive officers of BKLA or the Bank.

Name                    Age               Position (3)
- - ----                    ---               ------------
Sherman L. Andelson(1)  70                Chairman of the Board of BKLA and the Bank

Paul G. Ling(1)         58                President and Chief Executive Officer of BKLA
                                          and the Bank

Allen Partridge(2)      54                Senior Vice President/Chief Financial Officer
                                          and Chief Operating Officer of BKLA and the Bank

____________________

(1) For information concerning principal occupation for past five years, see the preceding table concerning directors.

(2) Mr. Partridge was Executive Vice President and Chief Financial Officer of Channel Islands National Bank from July 1988 to July 1992. From November 1992 to April 1993, Mr. Partridge served as Interim Cashier and Chief Financial Officer at Camarillo Community Bank.

(3) On March 30, 1995 M. J. Burford, president of Investors Banking Corporation, was appointed Chairman of the Board of the Company and the Bank.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of BKLA's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the NASDAQ National Market System. Executive officers, directors and greater than ten-percent shareholders are required by the Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1994 all Section 16(a) filing requirements applicable to its executive offices, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

         Summary of Cash and Certain Other Compensation

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer (the "Named Executive") as of December 31, 1994 for each of the fiscal years ended December 31, 1994, and 1993 and 1992. No other person serving as an executive officer of the Company as of December 31, 1994 earned a salary and bonus in excess of $100,000 in the fiscal year ended December 31, 1994.

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                        -------------------------------------
                                           Annual Compensation                  Awards               Payout
                                  ------------------------------------  -------------------------   ---------
    Name and                                            Other Annual      Restricted     Options/     LTIP       All Other
Principal Position         Year   Salary($)  Bonus($)  Compensation($)  Stock Awards($)   SARs(#)   Payout($)   Compensation
- - ------------------         ----   ---------  --------  ---------------  ---------------  --------   ---------   ------------

Paul G. Ling               1994    145,000    11,788        0               0                0          0            0
President and Chief        1993    130,872       0          0               0             40,000        0            0
Executive Officer(1)





____________________________

(1) Mr. Ling was appointed President and Chief Executive Officer of BKLA on March 24, 1993. Prior to such time, Mr. Ling was not employed by BKLA or the Bank (see the preceding table concerning directors).

         Employment Agreement

         The Bank and BKLA entered into an employment agreement with Paul G. Ling dated as of March 1, 1993 and sets forth the compensation Mr. Ling will receive for his services as President and Chief Executive Officer of the Bank. The Agreement provides for an annual base salary of $145,000 and provides that Mr. Ling will be eligible to receive a bonus in an amount to be determined in the sole discretion of the Board of Directors of the Bank. Pursuant to the agreement, BKLA granted Mr. Ling an employee stock option pursuant to the 1988 Stock Option Plan, as amended (the "Option Plan"), to purchase 40,000 shares of the Common Stock at an exercise price equal to the fair market value of such stock on the date of grant. The option has a 10 year term and becomes exercisable as to 10,000 shares on the first year anniversary of the date of the grant, as to an additional 20,000 shares on the second year anniversary date of the grant and an additional 10,000 shares on the third year anniversary date of the grant. The Bank also agreed to provide Mr. Ling with participation in the Bank's medical, dental, accident, health and life insurance benefit plans and an additional life insurance policy of $1,000,000, of which $500,000 would be payable to Mr. Ling's estate and $500,000 would be payable to the Bank on Mr. Ling's death.

         The Bank may terminate Mr. Ling's employment as President and Chief Executive Officer of the Bank at any time with or without a cause. If Mr. Ling's employment is terminated by the Bank without cause, Mr. Ling is entitled to receive a sum equal to one-half of the then annual rate of base salary being paid to him at the time of termination payable in equal installments over a six month period.

         Stock Options

         No options were granted in 1994.

         Options Exercises and Holdings

         The following table provides information with respect to the Named Executive concerning the exercise of options, during the fiscal year ended December 31, 1994 and unexercised options held by the Named Executive as of December 31, 1994.

               AGGREGATED OPTION(1) EXERCISES IN FISCAL YEAR 1994
                            AND FY-END OPTION VALUES

                                                                                               Values of Unexercised In-the-
                             Shares                            Number of Unexercised             Money Options at 12/31/94
                            Acquired                           Options at 12/31/94(#)                       ($)
                               on            Value        --------------------------------     ------------------------------
                            Exercise       Realized                                                             Unexercisable
          Name                 (#)            ($)         Exercisable     Unexercisable(1)     Exercisable         (1) (2)
          ----              --------       --------       -----------     ----------------     -----------      -------------
Paul G. Ling                    0              0            10,000             30,000               NA               NA

- - --------------------

(1)      The remaining 10,000 shares will become exercisable on March 1, 1996.

(2)      The closing price of the Common Stock on December 31, 1994 was $.38.

         Director Compensation

         During 1994, the Company paid Mr. Sherman Andelson, the Chairman of the Board, a $1,300 per month automobile allowance. The Company also paid Mr. Sherman Andelson $18,000 for his assistance in securing additional capital for the Bank. Additionally, each of the non-officer directors were granted options to purchase 1,900 shares under the Option Plan and received medical insurance benefits comparable to the Bank's employees. Except as provided above, during the fiscal year ended December 31, 1994, the Company did not compensate the directors of BKLA and the Bank.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Board of Directors of BKLA knows of no person who owned beneficially more than 5% of the outstanding Common Stock as of March 31, 1995 ("Principal Shareholder"), except for Investors. The following table sets forth the number of shares of Common Stock beneficially owned as of March 31, 1995 by each current director, the Named Executive and each Principal Shareholder and by all directors and executive officers as a group:

                                           Common Stock Beneficially Owned(1)
                                          -----------------------------------
Name of Beneficial Owner and                Number of              Percent
Relationship with Company                     Shares              of Class(2)
- - ----------------------------              --------------          -----------
Arlen H. Andelson, Director(3)              154,303(4)(5)           2.6 %

Sherman L. Andelson,                         58,756(6)               *  %
  Chairman of the Board

Mary Anne Chalker, Director                  68,029(4)               *  %

Irving Fuller, Director                      68,029(4)(7)            *  %

Paul G. Ling, President and Chief            30,000(8)               *
  Executive Officer and Director

Directors and Executive Officers
as a group (5 persons)                      379,117(9)              6.2 %

Investors Banking Corporation(3)          7,097,640(10)            85.0 %
  Principal Shareholder(3)

- - --------
*  Less than 1%.

(1) Except as otherwise noted below, each person directly or indirectly has sole or shared voting and investment power with respect to the shares listed.

(2) The percentage of each of these persons or group is based upon the total number of shares of the Common Stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after March 31, 1995 by the exercise of stock options vested pursuant to the Option Plan.

(3) The business address of Mr. Andelson is 825 North San Vicente Boulevard, 3rd Floor, West Hollywood, California 90069. The business address of Investors Banking Corporation is 3735 Cherokee Drive South, Salem, Oregon 97302.

(4) Includes 12,600 shares which each individual has the right to acquire within 60 days after March 31, 1995 by the exercise of stock options vested pursuant to the Option Plan.

(5) Includes 12,553 shares held by Union Bank as Trustee, FBO Arlen H. Andelson under master IRA Rollover Plan, 2,125 shares held by Arlen H. Andelson TR U2A Aug. 15 84 Education Trust No. 1 FB Bobbie Jennifer Andelson 2,125 shares held by Arlen H. Andelson TR UA Aug 15 84 Education Trust No.1 FBO Amy Alice Weirick Andelson, 7,788 shares held by Arlen H. Andelson & Michele W. Andelson TR UA Sep 12 86 Revocable Andelson Family Trust, 528 shares held by Michele W. Andelson Cust. Bobbie Jennifer Andelson UGMA CA, 225 shares held by Michele W. Andelson Cust. Amy Alice Weirick Andelson AGMA CA, 302 shares held on account of Arlen H. and

         Michele Andelson TR US September 12, 1986 Revocable Andelson Family Trust with Sutro & Company, 115,122 shares held by Arlen Andelson Family Trust UTD July 23, 1980, of which Arlen H. Andelson is the trustee, and 180 shares held by Arlen H. Andelson.

(6) Includes 15,004 shares which Mr. Sherman Andelson has the right to acquire within 60 days after March 31, 1995 by the exercise of stock options vested pursuant to the Option Plan.

(7) Includes 755 shares held by Mr. Fuller's spouse, as to which Mr. Fuller disclaims beneficial ownership.

(8) Includes 30,000 shares which Mr. Ling has the right to acquire within 60 days after March 31, 1995 by the exercise of stock options vested pursuant to the Option Plan.

(9) Includes 82,804 shares which members of the group have a right to acquire within 60 days after March 31, 1995 by the exercise stock options vested pursuant to the Option Plan.

(10) Includes 2,019,006 shares which Investors has the right to purchase within 60 days after March 31, 1995 by the exercise of warrants issued in connection with the Capital Infusion.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Some of the directors, officers and principal shareholders of the Company and the entities with which they are associated are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business during 1991, and the Bank expects to have banking transactions with such persons in the future. All loans and commitments to lend included in such transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of the Board of Directors of the Bank, did not involve more than a normal risk of collectability or present any other unfavorable features.

         The Bank leases its West Hollywood Regional Office from the Arlen Andelson Family Trust, of which Arlen H. Andelson, a director of BKLA and the Bank, is trustee. The lease provided for an initial term of five years ending in June 1987 with five consecutive five-year renewal options. The Bank has exercised its second five year renewal option. The lease provides for monthly rent of $13,400 during the present term and increased rent in each subsequent renewal term, determined from the consumer price index, except that rent in any renewal period may not exceed 150 % of the rent in the previous five year term. The total lease payments in 1994 by the Bank under this lease were $161,000. The Bank anticipates that lease payments in 1995 will total approximately $161,000. Prior to entering into such lease, the Board of Directors of the Bank determined that the premises were the best available for the Bank and that the terms of the agreement were no less favorable to the Bank than could have been obtained in a similar transaction with a person unaffiliated with the Bank.

         On December 15, 1984, BKLA entered into a sublease with Andelson & Andelson, a Law Corporation, as the sublessor and Hilldale Investment Group, Ltd., a California limited partnership, as the landlord (the "Sublease").
Arlen H. Andelson, as trustee of the Arlen Andelson Family Trust, Arlen Andelson, individually, and Sherman L. Anderson own or control a 75% equity interest in Hilldale Investment Group, Ltd. Immediately after BKLA executed the Sublease, it assigned all its interest therein to the Bank. The lease expired and BKLA vacated the premises in December 1994. The total payments in 1994 under the Sublease were $188,000. Prior to entering into the Sublease, the Board of Directors of the Company determined that the premises were the best available for the Company and that the terms of the Sublease were no less favorable to the Company than could have been obtained in a similar transaction with any person or entity not affiliated with the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, FORM 8-K

         (a) Financial Statements. Reference is made to the Index to Financial Statements at Page F-1 for a list of financial statements filed as a part of this report.

         (b) Reports on Form 8-K On November 8, 1994, the Company filed a Report on Form 8-K pursuant to Item 4.

         (c) Exhibits. Following is a list of Exhibits filed with this report.

EXHIBIT NO.
- - -------------
3.1      Articles of Incorporation of Registrant.  [Filed as Exhibit 3.1(1)]

3.2      Bylaws of Registrant, as amended.  [Filed as Exhibit 3.2(1)]

4.1      Reserved

4.2      Proofs of Certificates for Common Stock.  [Filed as Exhibit 4.2(2)]

4.3      Proofs of Certificate of Warrants

10.1     Reserved

10.2     Reserved

10.3             Lease dated July 1, 1981, by and between Bank of Los Angeles and Arlen Andelson Family Trust (successor to the
                 Sheldon Andelson Trust) for the Main Office/West Hollywood Regional Office.  [Filed as an Exhibit (3)]

10.4             Office lease dated March 17, 1977, by and between American City Bank and 9601 Associates, assigned to Bank of
                 Los Angeles by the Federal Deposit Insurance Corporation as Receiver for American City Bank for the Beverly Hills
                 Regional Offices.  [Filed as an Exhibit (3)]

10.5             Sublease dated December 15, 1984, by and among BKLA Bancorp, Andelson & Andelson and Hilldale Investment Group,
                 Ltd. for the Corporate Offices.  [Filed as Exhibit 10.5(4)]

10.6             Reserved

10.7             Reserved

10.8             Office lease dated September 19, 1986, by and between J. Ned-Pantages, a California general partnership, and Bank of Los Angeles for the Hollywood Regional Office.  [Filed as Exhibit 10.11(5)]

10.9             BKLA Bancorp 1988 Stock Option Plan, as amended.  [Filed as Exhibit 10.12(6)]

10.10            Bank of Los Angeles Profit Sharing Plan and Trust Agreement, as amended. [Filed as Exhibit 10.10(6)]

10.11            Employment Agreement dated as of March 1, 1993 between Paul Ling and Bank of Los Angeles and BKLA Bancorp [Filed
                 as Exhibit 10.11(8)]

10.12            Sublease of the Mezzanine Level of the Beverly Hills Regional Office dated September 17, 1987, by and between
                 Bank of Los Angeles and Shearson Lehman Brothers, Inc.  [Filed as Exhibit 10.14(2)]

10.13            Form of Indemnification Agreement.  [Filed as Exhibit 10.13(1)]

10.14            Office Lease dated July 19, 1989, as amended, by and between RREEF USA Fund-I, a California Group Trust and BKLA
                 Bancorp for the General Office Use/Data Processing Center.  [Filed as Exhibit 10.14(7)]

10.15            Office Lease dated January 19, 1990, by and between Wilshire-Camden Associates, a California limited partnership and Bank of Los Angeles for the Escrow Offices.  [Filed as Exhibit 10.15(7)]

10.16            Stock Purchase Agreement dated July 28, 1994, by and among BKLA Bancorp, Bank of Los Angeles and Investors Banking
                 Corporation [filed as Exhibit 10.16(9)]

10.17            Amendment No. 1 to Stock Purchase Agreement by and Among BKLA Bancorp, Bank of Los Angeles and Investors Banking
                 Corporation. [Filed as Exhibit 2.1(10)]

10.18            Amendment No. 2 to Stock Purchase Agreement By and Among BKLA Bancorp, Bank of Los Angeles and Investors Banking
                 Corporation.

10.19            Warrant Agreement, dated March 19, 1995, between BKLA Bancorp and Investors Banking Corporation.

21.              List of Subsidiaries of Registrant.  [Filed as Exhibit 22(2)]

23.1.            Consent of Deloitte & Touche

23.2             Consent of Grant Thornton LLP

27.1             Financial Data Schedule

- - ---------------------

(1) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (Commission File No. 0-10140), which are incorporated herein by this reference.

(2) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-10140), which are incorporated herein by this reference.

(3) To Registrant's Registration Statement on Form S-1 and Amendments thereto (Registration No. 2-90449), which are incorporated herein by this reference.

(4) To Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984 (Commission File No. 0-10140), which is incorporated herein by this reference.

(5) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-10140), which are incorporated herein by this reference.

(6) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File No. 0-10140), which are incorporated herein by this reference.

(7) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (Commission File No. 0-10140), which are incorporated herein by this reference.

(8) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 0-10140), which are incorporated herein by this reference.

(9) To Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(10) To Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

Undertaking for Registration Statement on Form S-8:

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-30974 (filed May 2, 1990):

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1995.

                                  BKLA BANCORP
                                  (Registrant)


                                  By: /s/ Paul G. Ling
                                      -----------------------
                                      Paul G. Ling
                                      President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                 Capacity                            Date
                  ---------                                 --------                            ----
 /s/ Arlen H. Andelson                              Director                                 April 14, 1995
 -------------------------------------------
 Arlen H. Andelson

 /s/ Sherman L. Andelson                            Director                                 April 14, 1995
 -------------------------------------------
 Sherman L. Andelson

 /s/ M. J. Burford                                  Chairman of the Board/                   April 14, 1995
 --------------------------------------------       Chief Executive Officer and Director
 M. J. Burford                                      (Principal Executive Officer)

 /s/ Mary Anne Chalker                              Director                                 April 14, 1995
 -------------------------------------------
 Mary Anne Chalker

                                                    Director                                 April   , 1995
 -------------------------------------------
 Irving Fuller

 /s/ Paul G. Ling                                   President and  Director                  April 14, 1995
 -------------------------------------------
 Paul G. Ling

 /s/ Allen Partridge                                Chief Financial Officer (Principal       April 14, 1995
 -------------------------------------------        Financial and Accounting Officer)
 Allen Partridge


April 12, 1995
BKLA-94.DOC





                CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          BKLA BANCORP AND SUBSIDIARY

                        December 31, 1994, 1993 and 1992

                                C O N T E N T S


                                                                                                      Page
                                                                                                      ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                       3

FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS                                                                        5

      CONSOLIDATED STATEMENTS OF OPERATIONS                                                              7

      CONSOLIDATED STATEMENT OF CHANGES IN
          SHAREHOLDERS' EQUITY                                                                           9

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                                             10

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                        12

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders of BKLA Bancorp and Subsidiary West Hollywood, California

We have audited the accompanying consolidated balance sheet of BKLA Bancorp and subsidiary (the "Company") as of December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BKLA Bancorp and its subsidiary as of December 31, 1994, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

                             GRANT THORNTON, LLP



As discussed in Note B to the consolidated financial statements, at December 31, 1994, the Company and its subsidiary, Bank of Los Angeles (the "Bank"), are not in compliance with enforcement actions entered into with the Federal Deposit Insurance Corporation, Federal Reserve Board and the California State Banking Department covering a wide range of business operations and procedures. The Federal Deposit Insurance Corporation, Federal Reserve Board and the California State Banking Department have not indicated what, if any, additional regulatory sanctions could be imposed. The financial statement impact, if any, of regulatory sanctions that may result from the failure of the Company and the Bank to comply with the enforcement actions cannot presently be determined. Accordingly, no adjustments that may result from the ultimate resolution of this uncertainty have been made in the accompanying consolidated financial statements.



/s/ Grant Thornton LLP


Los Angeles, California
January 27, 1995 (except for the third, fourth and ninth paragraphs of Note B and Note P, as to which the date is March 31, 1995)

                                 [LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
  BKLA Bancorp and Subsidiary
West Hollywood, California:

We have audited the accompanying consolidated balance sheets of BKLA Bancorp and subsidiary (the "Company") as of December 31, 1993, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BKLA Bancorp and its subsidiary as of December 31, 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

The accompanying 1993 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, at December 31, 1993, the Company and its subsidiary, Bank of Los Angeles (the "Bank"), did not meet their minimum capital requirements prescribed by the Federal Deposit Insurance Corporation, Federal Reserve Board and the California State Banking Department. The Company has entered into a Memorandum of Understanding (the "MOU") with the Federal Reserve Bank of San Francisco. The Bank is operating under a Cease and Desist Order (the "Order") with the Federal Deposit Insurance Corporation that, among other things, requires it to meet prescribed capital requirements by no later than July 18, 1994. In addition, the Bank's capital is impaired under the California Financial Code of the State of California at December 31, 1993. If the Company or the Bank is unable to comply with the terms of the MOU or the Order, or cure the capital impairment, one or more regulatory sanctions may result, including restrictions as to the source of deposits, the appointment of a conservator or receiver and an assessment on, or sale of, the Bank's common stock.

        These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments relating to the recovery of reported asset amounts that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

March 25, 1994
  (April 11, 1994 as to Note B)

                          BKLA Bankcorp and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                       (In Thousands, Except Share Data)



                                     ASSETS

                                                                                1994            1993
                                                                             --------         --------
Cash and due from banks                                                      $  5,177         $  5,131

Federal funds sold                                                              3,000           11,400
                                                                              -------          -------
                 Cash and cash equivalents                                      8,177           16,531

Investment securities, at cost (approximate market value
   of $2,029 in 1993)                                                              -             2,010

Securities held for sale (approximate market value
   of $26,478 in 1993)                                                             -            26,410

Securities held  to maturity, at cost (approximate market
   value of $14,667 in 1994)                                                   14,821               -

Securities available for sale                                                  15,781               -

Loans receivable, net of allowance for credit losses of $1,633
   in 1994 and $2,478 in 1993                                                  36,481           48,282

Accrued interest receivable                                                       685              707

Premises and equipment, net                                                     2,608            2,817

Other assets                                                                    1,954            2,235
                                                                              -------          -------
                                                                              $80,507          $98,992
                                                                              =======          =======





       The accompanying notes are an integral part of these statements.

                          BKLA Bankcorp and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                       (In Thousands, Except Share Data)



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                1994            1993
                                                                             --------         --------
LIABILITIES:
   Deposits
      Interest-bearing
          Certificates of deposit of $100,000 or more                        $  7,422         $  6,943
          Other                                                                41,921           59,429
      Noninterest-bearing                                                      25,128           25,016
                                                                              -------          -------
                 Total deposits                                                74,471           91,388

   Capital lease obligation                                                     1,830            1,827
   Accrued interest payable and other liabilities                                 389              275
                                                                              -------          -------
                 Total liabilities                                             76,690           93,490
                                                                              -------          -------
COMMITMENTS AND CONTINGENCIES                                                      -                -

SHAREHOLDERS' EQUITY:
   Preferred stock; authorized 5,000,000 shares; no shares
      issued and outstanding                                                       -                -
   Common stock, no par value; authorized, 10,000,000 shares;
      issued and outstanding, 1,251,565 shares                                 11,078           11,078
   Accumulated deficit                                                         (6,788)          (5,576)
   Net unrealized holding loss on securities available for sale                  (473)               -
                                                                              -------          -------
                 Total shareholders' equity                                     3,817            5,502
                                                                              -------          -------
                                                                              $80,507          $98,992
                                                                              =======          =======



        The accompanying notes are an integral part of these statements.

                          BKLA Bancorp and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      Three Years Ended December 31, 1994

                       (In Thousands, Except Share Data)


                                                                          1994        1993        1992
                                                                        -------     -------     -------
Interest income
   Loans receivable (including origination fees)                        $ 4,087     $ 5,477     $ 8,056
   Investment securities                                                     -        1,287       2,572
   Securities held to maturity                                              427          -           -
   Securities available for sale                                            874          -           -
   Federal funds sold and securities purchased
      under agreements to resell                                            406         325         289
   Deposits with financial institutions                                      -            3          17
                                                                        -------     -------     -------
             Total interest income                                        5,794       7,092      10,934
                                                                        -------     -------     -------
Interest expense
   Deposit accounts                                                       1,502       2,008       3,724
   Short-term borrowed funds                                                 -           -           44
   Capital lease obligation                                                 256         254         254
                                                                        -------     -------     -------
             Total interest expense                                       1,758       2,262       4,022
                                                                        -------     -------     -------
             Net interest income before provision for credit losses       4,036       4,830       6,912
Provision for credit losses                                                  -        1,953       4,975
                                                                        -------     -------     -------
             Net interest income after provision for credit losses        4,036       2,877       1,937
                                                                        -------     -------     -------
Noninterest income
   Service fees                                                             480         654         738
   Escrow fees                                                              127         318         302
   Gain on sales of investment securities, net                               -          372       1,417
   Merchant discount                                                        130         133         118
   Other                                                                    186         248         193
                                                                        -------     -------     -------
             Total noninterest income                                       923       1,725       2,768
                                                                        -------     -------     -------





        The accompanying notes are an integral part of these statements.

                          BKLA Bancorp and Subsidiary

                      Three Years Ended December 31, 1994
                       (In Thousands, Except Share Data)



                                                      1994           1993           1992
                                                    -------         -------        -------
Noninterest expense
   Employee compensation and benefits               $ 2,720         $ 2,984        $ 3,711
   Occupancy                                            764           1,029            905
   Furniture and equipment                              533             562            634
   Business promotion                                    88             111            168
   Professional services                                885             986            930
   Printing and supplies                                337             348            397
   FDIC assessment                                      253             302            319
   Insurance                                            179             181            152
   Other                                                412             412            842
                                                    -------         -------        -------
             Total noninterest expense                6,171           6,915          8,058
                                                    -------         -------        -------
             Loss before income tax expense          (1,212)         (2,313)        (3,353)
Income tax expense                                       -               -              -
                                                    -------         -------        -------
             NET LOSS                               $(1,212)        $(2,313)       $(3,353)
                                                    =======         =======        =======
             NET LOSS PER COMMON SHARE                $(.97)         $(1.85)        $(2.68)
                                                    =======         =======        =======





        The accompanying notes are an integral part of these statements.

                          BKLA Bancorp and Subsidiary

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                      Three Years Ended December 31, 1994
                       (In Thousands, Except Share Data)




                                                                            Net unrealized
                                                                             holding loss           Total
                                                           Accumulated       on securities      Shareholders'
                                    Shares       Amount      Deficit      available for sale        Equity
                                   ---------    -------    -----------    ------------------    -------------
Balance, January 1, 1992           1,251,565    $11,078      $    90            $ N/A              $11,168

Net loss                                  -          -        (3,353)             N/A               (3,353)
                                   ---------    -------      -------            -----              -------
Balance, December 31, 1992         1,251,565     11,078       (3,263)             N/A                7,815

Net loss                                  -          -        (2,313)             N/A               (2,313)

Balance, December 31, 1993         1,251,565     11,078       (5,576)             N/A                5,502

Net change in unrealized
 loss on securities
 available for sale                       -          -             -             (473)                (473)

Net loss                                  -          -        (1,212)               -               (1,212)
                                   ---------    -------      -------            -----              -------
Balance, December 31, 1994         1,251,565    $11,078      $(6,788)           $(473)             $ 3,817
                                   =========    =======      =======            =====              =======





         The accompanying notes are an integral part of this statement.

                          BKLA Bancorp and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Three Years Ended December 31, 1994
                                 (In Thousands)


                                                                                1994          1993          1992
                                                                              --------      --------      --------
Cash flows from operating activities
  Interest received                                                           $  6,123      $  7,089       $12,036
  Fees and commissions received                                                    923         1,353         1,349
  Interest paid                                                                 (1,634)       (2,322)       (4,132)
  Cash paid to suppliers and employees                                          (5,363)       (6,113)       (7,078)
  Income taxes (paid) refunded                                                      (2)          473           117
                                                                              --------       -------       -------
            Net cash provided by operating activities                               47           480         2,292
                                                                              --------       -------       -------
Cash flows from investing activities
  Proceeds from maturities of investment securities                                 -         10,500         8,087
  Proceeds from sales of securities                                                 -          8,667        34,661
  Securities purchased                                                              -        (21,858)      (17,599)
  Proceeds from maturities and paydowns of securities available for sale         2,764            -             -
  Purchases of securities held to maturity                                     (16,740)           -             -
  Proceeds from maturities of securities held to maturity                       11,000            -             -
  Net decrease in loans receivable                                              11,802        26,189         5,868
  Acquisition of premises and equipment                                           (310)          (19)         (215)
  Proceeds from the sale of premises and equipment
      and other real estate owned                                                   -            604           634
                                                                              --------       -------       -------
            Net cash provided by investing activities                            8,516        24,083        31,436
                                                                              --------       -------       -------
Cash flows from financing activities
  Net decrease in deposits                                                     (16,917)      (25,022)      (30,199)
                                                                              --------       -------       -------
            Net (decrease) increase in cash and cash equivalents                (8,354)         (459)        3,529

Cash and cash equivalents, beginning of year                                    16,531        16,990       $13,461
                                                                              --------       -------       -------
Cash and cash equivalents, end of year                                        $  8,177       $16,531       $16,990
                                                                              ========       =======       =======





        The accompanying notes are an integral part of these statements.

                          BKLA Bancorp and Subsidiary

                      Three Years Ended December 31, 1994
                                 (In Thousands)



                                                                                 1994           1993           1992
                                                                                -------        -------       -------
Reconciliation of net loss to net cash provided
  by operating activities:
     Net loss                                                                   $(1,212)       $(2,313)      $(3,353)
     Adjustments for noncash items
         Depreciation and amortization                                              942            890           682
         Provision for credit losses                                                  -          1,953         4,975
         (Decrease) increase in deferred loan origination fees, net                 (34)           (67)           90
         Net realized gains on securities                                             -           (372)       (1,417)
         Loss on disposal of premises and equipment                                  22             30             -
         (Gain) loss on other real estate owned                                       -            (63)          425
         Decrease (increase) in interest receivable                                  22             (3)          858
         Decrease in other assets                                                   176            463           156
         Increase (decrease) in interest payable and other liabilities              131            (38)         (124)
                                                                                -------        -------       -------
              Net cash provided by operating activities                         $    47        $   480         2,292
                                                                                =======        =======       =======
Supplemental disclosure of noncash transactions:

  Transfer of loans to real estate owned through
     foreclosure and in-substance foreclosure, net                              $     -        $     -       $   541
                                                                                =======        =======       =======





        The accompanying notes are an integral part of these statements.

                          BKLA Bancorp and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Three Years Ended December 31, 1994





NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   1.  Principles of Consolidation

   The consolidated financial statements of BKLA Bancorp (the "Company") include the accounts of BKLA Bancorp and its wholly-owned subsidiary, Bank of Los Angeles (the "Bank"). All intercompany accounts and transactions have been eliminated.

   2.  Cash and Cash Equivalents

   Cash and cash equivalents consist of cash and investments with terms to maturity at acquisition of three months or less, including federal funds sold.

   3.  Investment Securities

   The Bank classifies its investment securities in two categories: securities available for sale and securities held to maturity. Securities available for sale are stated at fair value, with net unrealized gains and losses reported as a separate component of shareholders' equity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using a method which approximates the interest method over the period to maturity. The amortized cost or carrying value of the specific security sold is used to compute the gain or loss on the sale.

   In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Under this statement, investments will be classified into three categories, as follows:

       Securities held to maturity - Debt securities that the Bank has the positive intent and ability to hold to maturity. These securities are to be reported at amortized cost.

       Trading Securities - Debt and equity securities that are bought and held for the purpose of selling them in the near term. These securities are to be reported at fair values, with unrealized gains and losses included in earnings.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   3.  Investment Securities (continued)

       Securities Available for Sale - Debt and equity securities not classified as either held-to-maturity or trading securities. These securities are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects).

   The Bank adopted this statement on January 1, 1994 at which time the impact was immaterial. The ongoing impact of this new accounting method will depend on changes in the market values of the Bank's securities classified available for sale. For example, significant increases in market interest rates could depress the values of the Bank's investments and result in the recording of direct charges to equity (for securities available for sale).

   Prior to January 1, 1994, investment securities that management intended and was able to hold to maturity were stated at cost, net of discounts or premiums accreted or amortized using a method not materially different from the level yield method. The carrying amount of such securities would be adjusted if a permanent impairment of their market value occurred. Securities held for sale were stated at the lower of cost or market value. Realized gains and losses were determined on a specific identification basis.

   4.  Loans Receivable

   Interest on loans is credited to income as earned and is accrued only if deemed collectible. Nonrefundable fees, net of incremental costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan in a manner that approximates the level yield method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services are recorded as income when collected.

   In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement amends SFAS No. 5, "Accounting for Contingencies," and SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of the impairment can be based on either the discounted future cash flows of the impaired loan or the fair market value of the collateral for a collateral- dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   for which foreclosure is probable must be measured at the fair value of the collateral. Additionally, the statement prescribes measuring impairment of a restructured loan by discounting the total expected future cash flows using the loan's effective rate of interest in the original loan agreement. Finally, the impact of initially applying the statement will be reported as a part of the provision for credit losses in the income statement. The Bank adopted this statement as of January 1, 1995 and has not yet determined the impact of the adoption of this statement.

   5.  Allowance for Credit Losses

   The allowance for credit losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. The allowance is increased by provisions for credit losses charged against operations and recoveries of previously charged off loans.

   Management believes that, as of December 31, 1994, the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. Management's estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions. The Bank's lending is concentrated in real estate secured and unsecured loans in Southern California, which has recently experienced adverse economic conditions and declining real estate values. These conditions have adversely affected many borrowers' ability to repay loans. Additional declines in the economy would result in increasing loan losses that cannot be reasonably predicted. Such losses would also result in unanticipated erosion of the Bank's capital.

   6.  Premises and Equipment

   Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Capitalized leases are amortized over the term of the lease on the straight-line method. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter, and computed on the straight-line method.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   7.  Other Real Estate Owned

   The Bank records other real estate owned at the fair value of the real estate less management's estimates of selling costs as of the date of foreclosure or in-substance foreclosure. Loan balances in excess of fair value of real estate acquired at the date of foreclosure or in-substance foreclosure are charged to the allowance for credit losses. An allowance is recorded against the foreclosed assets for any subsequent declines in fair value. Any subsequent operating expenses or income, reduction in fair value, and gains or losses on disposition of such properties are charged to current operations.

   8.  Income Taxes

   Deferred income taxes are provided for temporary differences in the recognition of items of income and expense reported in different accounting periods for tax and financial reporting purposes.

   The Bank adopted SFAS No. 109 "Accounting for Income Taxes" as of January 1, 1993. This statement requires an asset and liability approach for determining the amount of income taxes for financial reporting. A current or deferred tax liability or asset is measured based on the amount of taxes calculated at the then-effective tax rates payable or refundable currently or in future years. This statement also requires that a valuation allowance be recorded if it is more likely than not that some or any of the deferred tax asset will not be realized. As a result of this adoption, no cumulative effect adjustment was recorded in 1993.

   9.  Loss per Share

   Loss per share is computed on the basis of the weighted average number of shares outstanding during the year plus shares issuable upon the assumed exercise of stock options. The weighted average number of shares outstanding was 1,251,565 in 1994, 1993 and 1992. Due to the antidilutive effect, stock options are not considered common stock equivalents in 1994, 1993 or 1992.

   10. Reclassification

   Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE B - REGULATORY MATTERS

   Potential and Existing Enforcement Actions

   The Federal Deposit Insurance Corporation (the "FDIC") examined the Bank and, through the FDIC's Report of Examination (the "Report") dated October 15, 1993, noted certain deficiencies in the Bank's compliance with a memorandum of understanding ("MOU") which was issued on January 14, 1993.
   As a result, the FDIC issued an Order to Cease and Desist (the "Order") on February 23, 1994 which became effective on March 20, 1994. The FDIC Order supersedes the MOU entered into by the Bank with the FDIC and the Superintendent of Banks, State of California (the "Superintendent"). The Order requires the Bank to: (a) have and retain qualified management with qualifications and experience commensurate with his or her duties at the Bank which should include (i) a chief executive officer with proven ability in managing a bank of comparable size and experience in upgrading a low quality loan portfolio, and (ii) a senior lending officer with an appropriate level of lending, collection and loan supervision experience for the type and quality of the Bank's loans; (b) increase its Tier 1 capital by no less than $3,000,000 on or before July 18, 1994 and achieve, on or before such date, and thereafter maintain, a leverage ratio of at least 6.5%; (c) eliminate from its books certain criticized assets to specified levels at various dates until March 20, 1995; (d) not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, "loss" or "substandard" and is uncollected without the prior written approval of a majority of the board of directors or the loan committee; (e) revise, adopt, and implement written lending and collection policies to provide effective guidance and control over the Bank's lending functions by May 19, 1994; (f) develop a written plan to systematically reduce the amount of each loan concentration specified in the Report to an amount less than 25% of the Bank's Tier 1 capital for each individual loan concentration; (g) maintain an adequate reserve for loan losses; (h) develop and adopt by May 19, 1994 a plan to control overhead and other expenses and restore the Bank's profitability; (i) eliminate and/or correct all violations of law set forth in the Report by June 18, 1994; (j) develop, adopt and implement a written policy by May 19, 1994 governing the relationship between the Bank and its parent company and eliminating the payment of any management, consulting, or other fees to its parent company, except for those services performed on behalf of the Bank; (k) restrict its asset growth to an amount not to exceed 10%; (l) refrain from paying cash dividends without the prior written consent of the FDIC and the Superintendent; and (m) furnish written progress reports to the FDIC and the Superintendent on a quarterly basis detailing the manner of any actions taken to comply with the Order and the results thereof.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE B - REGULATORY MATTERS - Continued

   On January 7, 1994, the FDIC delivered to the Bank a letter notifying the Bank it was undercapitalized under the Prompt Corrective Action Provisions of Section 38 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act"). In accordance with the Prompt Corrective Action Provisions, on February 16, 1994, the Bank submitted to the FDIC a capital restoration plan and BKLA submitted to the FDIC a guarantee of the capital restoration plan. The capital restoration plan provides for the Bank to increase its capital by not less than $3,000,000 and to increase its leverage capital ratio to 6.5 % before June 30, 1994.

   On February 23, 1995 the FDIC delivered to the Bank a letter notifying the Bank it was significantly undercapitalized under the Prompt Corrective Action Provisions. As a result of such classification, the Bank is subject to restrictions as to asset growth, acquisitions, new activities, new branches, payment of dividends or the making of any other capital distribution, management fees, or senior executive compensation. In addition, the Bank may be subject to restrictions as to the rates of interest it may pay on deposits. To comply with the Prompt Corrective Action Provisions, the Bank is required by March 21, 1995 to provide a summary of specific steps taken to comply with these restrictions and by April 7, 1995 provide a revised written capital restoration plan.

   On December 22, 1994, the Superintendent delivered to the Bank an impairment order pursuant to California Financial Code Section 662 (the "Impairment Order") to correct its capital impairment as of September 30, 1994 within sixty (60) days of the Impairment Order. Since the capital impairment had not been corrected within the sixty days, the Bank had, pursuant to a resolution by the Board of Directors of the Bank (the "Board"), submitted a request to the California State Banking Department for a permit to levy an assessment on the Bank's outstanding shares of common stock. As a result of the consummation of the capital infusion transaction described in the ninth paragraph of this Note, the Company increased its contributed capital and cured the Bank's capital impairment. Accordingly, on March 30, 1995, the Board rescinded its previous request to levy an assessment on the Bank's outstanding shares of common stock.

   The Federal Reserve Bank of San Francisco (the "FRB SF") concluded its most recent examination (the "Examination") of the Company as of February 10, 1994. Based on its inspection, the FRB SF reported that the financial condition of the Company was marginal as a result of the Bank's asset quality problems, operating losses and insufficient capital. Pursuant to a letter dated March 2, 1994 delivered to the Company, the FRB SF informed the Company that it must continue to abide by a

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE B - REGULATORY MATTERS - Continued

   supervisory letter previously delivered to the Company on April 16, 1993 (the "Supervisory Letter"). The Supervisory Letter provides that the Company may not pay any cash dividends, incur any debt or repurchase any of its outstanding stock without the prior approval of the FRB SF. On April 11, 1994, the FRB SF and the Company entered into a Memorandum of Understanding (the "MOU"), intending to address certain concerns of the FRB SF disclosed during its inspection of the Company. The MOU provides, among other things, that without the prior approval of the FRB SF, the Company will not declare dividends, incur additional debt, repurchase any of its outstanding stock or enter into any agreements to acquire any entities or portfolios.

   Capital Requirements

   Notwithstanding the Order or the MOU, federal laws and regulations require the Bank to adhere to capital standards which include maintenance by the Bank of a ratio of total capital to risk-weighted assets of 8.0%, of which at least 4.0% must consist of Tier 1 capital, and a leverage ratio of at least 4.0%. At December 31, 1994, the Bank had a total capital to risk-weighted assets ratio (unaudited) of 7.30%, a Tier 1 capital to risk-weighted assets ratio (unaudited) of 6.02%, and a leverage ratio (unaudited) of 2.97% In the event that the Bank's ratio of tangible equity to total assets (as defined by federal regulations) declines to 2% or less, except under limited circumstances, the FDIC is required not later than 90 days thereafter to appoint a conservator or receiver for the Bank.

   In addition, under the provisions of the California Financial Code, the capital of the Bank is considered to be "impaired" whenever its accumulated deficit exceeds 40% of the contributed capital of the Bank. As of December 31, 1994, the Bank's accumulated deficit totaled 53.6% of contributed capital.

   Management's strategies to increase the Bank's capital include a private placement of the Company's equity securities (see the next paragraph below and Note P), sale of the lease for the Beverly Hills regional office, continued consolidation of the Bank's operating units, a merger with another institution, or the sale of the Bank. The Bank is pursuing all of the above alternatives simultaneously. However, there are no assurances that any of such alternatives will materialize, in which case the strategies could fail to meet their objectives.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE B - REGULATORY MATTERS - Continued

   On July 28, 1994, the Company, the Bank and Investors Banking Corporation ("Investors"), a bank holding company located in Salem, Oregon, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which Investors agreed to invest up to approximately $5,000,000 in the Company (the "Transaction") over a period of approximately six months. The first phase of the Transaction, which was completed on March 29, 1995, consisted of an infusion of approximately $2,900,000, net of costs of approximately $90,000, through the purchase of 2,019,006 units of securities ("Units"), with each Unit comprised of two shares of the Company's common stock, no par value ("Common Stock"), and one warrant, exercisable for three years after issuance, to purchase Common Stock at $.75 per share. On March 30, 1995, Investors made an additional infusion of approximately $500,000, net of costs of approximately $20,000, through the purchase of an additional 346,874 Units. The second phase of the Transaction will involve an offering of rights to existing shareholders, other than Investors, of the Company to purchase Common Stock. Investors may purchase any securities not purchased by the other shareholders. The Company expects to raise an additional $2,000,000 in the rights offering, which is designed to enable shareholders of the Company, other than Investors, to increase their collective ownership of the Company to approximately 45%.

   If the Bank continues to incur operating losses or fails to comply with other significant terms of the Order or the MOU, further significant regulatory intervention is likely. Such intervention could include restrictions on asset growth, interest rates paid on deposits and engaging in new lines of business, a forced sale of voting shares to raise capital, or, if grounds exist for appointment of a receiver or conservator, a forced merger.

   Dividend Restrictions

   The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines limits the amount of dividends which the Bank may pay. Further, the Bank is subject to the Order, the MOU and the Prompt Corrective Action Provisions which require it to maintain specified levels of capital and prohibit it from paying any cash dividends to its parent without the prior consent of regulatory agencies.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE B - REGULATORY MATTERS - Continued

   Parent Company Transaction Restrictions

   Pursuant to the Order, the MOU and the Prompt Corrective Action Provisions, the Bank is also prohibited, subject to certain exceptions, from paying any management, consulting or other fees or funds of any nature to its parent.

   Lending Restrictions

   Section 23A of the Federal Reserve Act restricts the Bank from making loans or advances to the Company and other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations).

   Reserve Requirements

   The Bank is required to maintain average reserve balances with the Federal Reserve Bank. On December 31, 1994 and 1993, the reserve requirement was approximately $120,000 and $81,000, respectively.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE C - INVESTMENT SECURITIES

   Effective January 1, 1994, the Bank changed its method of accounting for investment securities (Note A3). The amortized cost, carrying value and estimated fair values of investment securities as of December 31, are as follows (in thousands):

                                                            1994
                                  ---------------------------------------------------------
                                                                        Gross unrealized
                                  Carrying          Estimated        ----------------------
                                   value           fair value         Losses        Gains
                                  -------          ----------         ------       -------
Securities held to maturity
  U.S. Treasury securities        $14,821           $14,667           $154         $   -
                                  =======           =======           ====         =======

                                                            1994
                                  ---------------------------------------------------------
                                                                        Gross unrealized
                                  Amortized        Estimated        ----------------------
                                    Cost           fair value         Losses        Gains
                                  ---------        ----------         ------       -------

Securities available for sale
  Securities of U.S. government
    agencies and corporations     $  5,111         $  4,957            $154        $   -
  Mortgage-backed securities         4,094            3,870             224            -
  SBA securities                     7,049            6,954              95            -
                                   -------          -------            ----        ------
                                   $16,254          $15,781            $473        $   -
                                   =======          =======            ====        ======


                                                            1993
                                  ---------------------------------------------------------
                                                                        Gross unrealized
                                  Carrying          Estimated        ----------------------
                                   value           fair value         Losses        Gains
                                  -------          ----------         ------       -------
Investment securities
  U.S. Treasury securities         $2,010           $2,029             $  -          $19
                                   ======           ======             ====          ===

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE C - INVESTMENT SECURITIES - Continued

                                                                                1993
                                                  --------------------------------------------------------
                                                  Carrying          Estimated           Gross unrealized
                                                    value           fair value         -------------------
                                                  ---------         ----------         Losses        Gains
                                                                                       ------       ------
Securities held for sale
  U.S. Treasury securities                          $ 7,048           $ 7,051            $ -          $  3
  Securities of U.S. government
      agencies and corporations                       5,215             5,333              -           118
  Mortgage-backed securities                          4,766             4,743              41           18
  SBA securities                                      9,381             9,351              53           23
                                                    -------           -------             ---         ----
                                                    $26,410           $26,478             $94         $162
                                                    =======           =======             ===         ====

   The maturity distribution of investment securities at December 31, 1994 is as follows (in thousands):

                                               Available for sale                   Held to maturity
                                          ----------------------------          --------------------------
                                          Amortized          Estimated          Carrying         Estimated
                                             cost           fair value           value          fair value
                                          ---------         ----------          --------        ----------
Less than one year                         $ 2,055            $ 2,026            $ 7,944          $ 7,889
One to five years                            3,056              2,931              6,877            6,778
Mortgage-backed securities                   4,094              3,870                  -                -
SBA securities                               7,049              6,954                  -                -
                                           -------            -------            -------          -------
                                           $16,254            $15,781            $14,821          $14,667
                                           =======            =======            =======          =======

   Information relating to sales of investment securities for the three years ended December 31, 1994 is as follows (in thousands):

                                                             1994            1993                 1992
                                                            ------        ----------           -----------
Proceeds from sale of securities                            $  -          $8,667,000           $34,661,000

Gross realized losses                                          -               5,000                53,000

Gross realized gains                                                         377,000             1,470,000
                                                               -

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE C - INVESTMENT SECURITIES - Continued

   Securities with carrying and estimated fair values of $3,678,000 and $3,620,000, respectively at December 31, 1994 and of $5,092,000 and $5,093,000, respectively at December 31, 1993, were pledged as collateral for public and for other purposes required or permitted by law.


NOTE D - LOANS RECEIVABLE

   It has been the Bank's policy to grant loans to customers in its immediate service area. The Bank therefore has a natural concentration of borrowers in the greater Los Angeles area of Southern California, which has recently experienced adverse economic conditions, including declining real estate values. These weaknesses in the local economy negatively impacted the ability of some of the Bank's customers to honor their loan agreements.

   Loans receivable consist of the following as of December 31:

                                                                   1994         1993
                                                                  -------      -------
                                                                      (In thousands)
 Portfolio loans - Commercial                                     $10,165      $14,461

 Real estate
    Trust deeds secured                                            23,237       30,493
 Consumer                                                           4,848        5,976
                                                                  -------      -------
          Total loans                                              38,250       50,930

 Less:
    Allowance for credit losses on loans                            1,633        2,478
    Deferred loan origination fees, net                               136          170
                                                                  -------      -------
                                                                  $36,481      $48,282
                                                                  =======      =======


                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE D - LOANS RECEIVABLE - Continued

   Nonaccrual and renegotiated loans for which interest has been reduced totaled approximately $838,000 and $3,619,000 at December 31, 1994 and 1993, respectively. The reduction in interest income related to loans on nonaccrual status was $114,000, $208,000, and $62,000 for 1994, 1993, and
   1992, respectively.


NOTE E - ALLOWANCE FOR CREDIT LOSSES

   Activity in the allowance for credit losses for the years ended December 31, 1994, 1993, and 1992 was as follows:

                                                                    (In thousands)
                                                                    --------------
Balance, January 1, 1992                                                $ 2,475
Recoveries of charge-offs                                                   345
Provision charged to operations                                           4,975
Charge-offs                                                              (5,006)
                                                                        -------
Balance, December 31, 1992                                                2,789
Recoveries of charge-offs                                                   977
Provision charged to operations                                           1,953
Charge-offs                                                              (3,241)
                                                                        -------
Balance, December 31, 1993                                                2,478
Recoveries of charge-offs                                                   456
Provision charged to operations                                              -
Charge-offs                                                              (1,301)
                                                                        -------
Balance, December 31, 1994                                              $ 1,633
                                                                        =======


                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE F - TRANSACTIONS INVOLVING DIRECTORS AND OFFICERS

   In the ordinary course of business, the Bank has granted and extended loans to certain directors, executive officers and the companies with which they are associated. All such loans and commitments to lend were made under terms which are consistent with the Bank's normal lending policies.

   The following is an analysis of all such loans as of December 31:

                                                                        1994            1993
                                                                       ------          -------
                                                                           (In thousands)
Outstanding balance, beginning of year                                 $1,201          $ 4,612
Credit granted, including renewals                                        427              245
Repayments                                                               (351)          (2,853)
Reclassifications due to director resignations                             -              (803)
                                                                       ------          -------
Outstanding balance, end of year                                       $1,277          $ 1,201
                                                                       ======          =======

   Interest earned on these loan transactions approximated $116,000, $227,000 and $341,000 in 1994, 1993 and 1992, respectively.


NOTE G - PREMISES AND EQUIPMENT

   Premises and equipment consist of the following at December 31:

                                                                        1994            1993
                                                                       ------          -------
                                                                           (In thousands)
Premises under capital lease                                           $1,749           $1,749
Leasehold improvements                                                  2,124            2,255
Furniture, fixtures and equipment                                       3,017            2,993
Construction in process                                                   273               -
                                                                       ------           ------
                                                                        7,163            6,997
Less accumulated depreciation and amortization                          4,555            4,180
                                                                       ------           ------
                                                                       $2,608           $2,817
                                                                       ======           ======

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE G - PREMISES AND EQUIPMENT - Continued

   The Bank is continuing efforts to reduce expense by the consolidation of the administrative and customer service functions into the two branch network buildings and the outsourcing of data processing operations. The decision to outsource data processing was made in the fourth quarter of 1994 and is expected to occur in the first quarter of 1995. Because of this decision, the data processing equipment's useful life decreased. This required an adjustment in accumulated depreciation for these assets which resulted in additional depreciation expense of $123,000 for 1994.


NOTE H - OTHER ASSETS

   The net carrying value of the bargain lease element relative to a lease acquired in a 1983 acquisition is reflected in other assets at December 31, 1994 and 1993 in the amounts of approximately $1,675,000 and $1,727,000, respectively. The bargain lease element is being amortized on a straight-line basis over a period of thirty-nine years. At December 31, 1994 and 1993, other assets also include approximately $84,000 and $137,000, respectively, relative to the acquisition of a branch of a failed savings and loan association from the Resolution Trust Corporation. The acquisition cost is being amortized on a straight-line basis over a five-year period.


NOTE I - DEPOSIT ACCOUNTS

   Deposits include funds held in trust relating to the Bank's escrow operations. In the fourth quarter of 1994 the Bank discontinued its escrow operations. Some deposits remain pending settlement of transfer to assuming escrow companies. Escrow deposits amounted to $274,000 and $1,009,000 at December 31, 1994 and 1993, respectively.

   Interest expense for certificates of deposit of $100,000 or more amounted to $207,000, $294,000 and $615,000 for 1994, 1993 and 1992, respectively.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE J -    COMMITMENTS AND CONTINGENCIES AND RELATED PARTY
            TRANSACTIONS

   1.  Leases

   The Bank leases certain premises under operating leases which expire in various years through 1997 with options to renew. Rental expense related to operating leases amounted to approximately $416,000, $669,000 and $527,000 in 1994, 1993 and 1992, respectively. The capital lease expires in 2007 with options to renew. The amortization of the capital lease asset is included in depreciation expense.

   At December 31, 1994, the future minimum rental commitments under capital and noncancelable operating leases for premises are as follows:

                                                               Capitalized         Operating
Year                                                             Leases              Leases
- - ----                                                           ----------          ---------
                                                                      (In thousands)
1995                                                             $  252               $191
1996                                                                252                172
1997                                                                252                 81
1998                                                                252                 -
1999                                                                252                 -
Thereafter                                                        8,103                 -
                                                                 ------               ----
Total minimum lease payments                                      9,363                444
Less amount representing imputed at 14%                           7,533                 -
                                                                 ------               ----
                                                                 $1,830               $444
                                                                 ======               ====

   Minimum payments under the capitalized lease have not been reduced by annual minimum sublease rentals of $259,000 due through 1997 under noncancelable subleases which aggregate to approximately $777,000.

   Lease commitments under the operating leases are subject to cost-of-living adjustments to reflect future changes in the Consumer Price Index.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE J -    COMMITMENTS AND CONTINGENCIES AND RELATED PARTY
            TRANSACTIONS - Continued

   1.  Leases (continued)

   The Bank leases its West Hollywood office from a director and principal stockholder under an operating lease which was renewed in June 1992 for five years, and there are three renewal options available of five years each. Rental expense relating to this lease was $161,000, $161,000 and $156,000 in 1994, 1993 and 1992, respectively.

   The Bank subleased additional office space from a director and principal stockholder, who leases the space from an investment group in which he and another director are partners. The operating lease expired on December 14, 1994. The administrative and customer service functions were relocated into the two branch buildings. Rental expense related to this lease was $188,000, $215,000 and $187,000 in 1994, 1993 and 1992, respectively.

   During 1993, the Bank closed its Hollywood regional branch office. As of December 31, 1993, 22 months remained on the term of the lease of the Hollywood facility. The remaining lease obligation of $147,000 was charged to occupancy expense in 1993. In February 1994, the Bank settled the remaining lease obligation for $90,000 and realized a net recovery of $51,000.

   2.  Litigation

   In the ordinary course of business, the Bank becomes involved in litigation. In the opinion of management, based upon consultation with the Bank's legal counsel, the disposition of such litigation will not have a material effect on the Bank's consolidated financial position.

   3.  Off-Balance-Sheet Items

   The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Bank's interest rate risk. These financial instruments include commitments to extend credit. When viewed in terms of the maximum exposure, those instruments may involve, to varying degrees, credit and interest- rate risk in excess of the amount recognized in the balance sheet. At December 31, 1994 and 1993, undisbursed loan commitments approximated $5,651,000 and $5,551,000, respectively, of which $457,000 and $727,000, respectively represented standby letters of credit.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE J -    COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS -
            Continued

   3.  Off-Balance-Sheet Items (continued)

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

   Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. At December 31, 1994, all of the Bank's credit commitments were scheduled to expire in less than five years.

   The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.


NOTE K - SHAREHOLDERS' EQUITY

   The Bank has a stock option plan that provides for the issuance of up to 372,610 shares of the Bank's authorized but unissued common stock to all employees, employees directors and nonemployee directors. Employees and employee directors are eligible to receive incentive and nonqualified stock options. Nonemployee directors are only eligible to receive nonqualified stock options. The Bank may issue incentive stock options provided that the aggregate fair market value (determined at the time the incentive stock option is granted) of the stock with respect to which incentive stock options are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000. Should it be determined that any incentive stock option granted pursuant to the 1988 option plan exceeds such maximum, such incentive stock option shall be considered to be a nonqualified stock option. Option prices may not be less than 100% of the fair market value at the date of the grant. Options granted under the stock option plan expire not more than ten years after the date of grant and must be fully paid when exercised.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE K - SHAREHOLDERS' EQUITY - Continued

   Activity in the stock option plan for the three years in the period ended December 31, 1994 is as follows:

                                       Shares      Shares
                                      Available     under          Price
                                       in Plan     Option        per share
                                      ---------   --------     -------------
Balance at January 1, 1992             151,577     211,155     $4.63 - $8.98
   Options granted                     (13,300)     13,300         $3.56
   Options canceled                     24,920     (24,920)    $3.56 - $8.86
                                       -------    --------     -------------
Balance at December 31, 1992           163,197     199,535     $3.56 - $8.98
   Options granted                     (47,600)     47,600     $1.25 - $1.38
   Options canceled                    135,340    (135,340)    $3.56 - $8.98
                                       -------    --------     -------------
Balance at December 31, 1993           250,937     111,795     $1.25 - $8.98
   Options granted                      (5,700)      5,700         $0.75
   Options canceled                     12,600     (12,600)    $1.25 - $8.86
                                       -------    --------     -------------
Balance at December 31, 1994           257,837     104,895     $0.75 - $8.86
                                       =======    ========     =============

   At December 31, 1994, 66,537 of the shares currently under option are exercisable, and 26,888 options will become exercisable in 1995 at prices ranging from $0.75 to $8.86 per share.


NOTE L - INCOME TAXES

   In 1993, the Bank adopted SFAS No. 109, "Accounting for Income Taxes". Under the provisions of SFAS No. 109, the Bank elected not to restate prior years and the cumulative effect of implementation was not material to the Company's consolidated financial position.

   No provision (benefit) for income tax was recognized in 1994, 1993 and 1992.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE L - INCOME TAXES - Continued

   Deferred tax provision related to the following timing differences for the year ended December 31, 1992 are as follows (in thousands):

Provision for credit losses                                            $(110)
Franchise taxes                                                           (1)
Depreciation                                                             (54)
Capital lease                                                             (1)
Nonrecognition of potential unrealized deferred tax benefits             171
Other, net                                                                (5)
                                                                       -----
Total                                                                  $   -
                                                                       =====

   Reconciliation of the differences between the federal statutory income tax rate and the effective tax rate as of December 31 is shown in the following table:

                                                 1994    1993    1992
                                                 ----    ----    ----
Statutory tax rate                               (34)%   (35)%   (34)%
Loss of state net operating loss carryforward      -       5       -
Unrecognized portion of current year
   deferred tax benefit                           34      29      33
                                                 ---     ---     ---
Other, net                                         -       1       1

           Total                                   - %     - %     - %
                                                 ===     ===     ===

   Deferred income taxes reflect the net tax effects of (a) temporary differences and the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforward. The tax effects of significant items composing the Bank's net deferred assets are as follows at December 31:

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE L - INCOME TAXES - Continued

                                                   1994       1993
                                                  -------    ------
                                                   (In thousands)
Federal

Deferred tax assets:
   Loan loss reserve                               $  555    $  358
   Net operating losses                             1,435     1,588
   Credits                                             16        26
   Contributions                                       14        12
   Nonaccrual loans                                   260        -
                                                   ------    ------
                                                    2,280     1,984
Deferred tax liabilities:
   State taxes                                        174       165
   Depreciation and intangibles                       508       286
                                                   ------    ------
                                                      682       451
                                                   ------    ------
           Net deferred tax asset - federal        $1,598    $1,533
                                                   ======    ======

                                                   1994       1993
                                                  -------    -------
                                                   (In thousands)

State

Deferred tax assets:
   Loan loss reserve                              $   187    $   237
   Net operating losses                               409        341
   Contributions                                       -           4
   Nonaccrual loans                                    88         -
                                                  -------    -------
                                                      684        582
                                                  -------    -------
Deferred tax liabilities:
   Depreciation and intangibles                       171         97
                                                  -------    -------
          Net deferred tax asset - state          $   513    $   485
                                                  =======    =======
Total deferred tax asset                          $ 2,111    $ 2,018
Valuation allowance                                (2,111)    (2,018)
          Net deferred tax asset                  $    -     $    -
                                                  =======    =======

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE L - INCOME TAXES - Continued

   The valuation allowance was established at December 31, 1994 and 1993 because it is more likely than not that the net deferred tax asset will not be realized due to the Bank's current and previous losses and their effect on the ability to generate future taxable income.

   The Company has federal net operating loss carryforwards in the amount of $4,221,000 as follows: $2,200,000 expiring in 2007, $1,305,000 expiring in
   2008 and approximately $716,000 expiring in 2009. Additionally, the Company has state net operating loss carryforwards of $3,569,000 as follows:
   $1,581,000 expiring in 1997, $1,206,000 expiring in 1998, and approximately $782,000 expiring in 1999.


NOTE M - PROFIT SHARING PLAN

   The Bank has a defined contribution plan (the "Plan") which qualifies for salary deferral under Internal Revenue Code Section 401(k). The Plan provides that employees may contribute up to the lesser of the amount allowed by law or 20% of their annual gross salary. In addition, the Bank may make discretionary matching contributions under the 401(k) provisions of the Plan as well as discretionary profit-sharing contributions. The Company contributed $14,000, $17,000 and $18,000 in 1994, 1993 and 1992,
   respectively, under the provisions for matching employee contributions and did not make any discretionary profit-sharing contributions in 1994, 1993 or 1992.


NOTE N - CONDENSED FINANCIAL INFORMATION OF PARENT

   Condensed Balance Sheets as of December 31:

                                                          1994        1993
                                                         -------    --------
                                                           (In thousands)
                               Assets
Cash                                                     $    24     $    23
Investment in subsidiary                                   3,793       5,479
                                                         -------    --------
                                                         $ 3,817     $ 5,502
                                                         =======     =======
                Liabilities and Shareholders' Equity

Shareholders' equity:
   Common stock                                          $11,078     $11,078
   Accumulated deficit                                    (7,261)     (5,576)
                                                         -------    --------
                                                          $3,817     $ 5,502
                                                         =======     =======

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE N - CONDENSED FINANCIAL INFORMATION OF PARENT - Continued

                                                 1994         1993        1992
                                                -------      -------     -------
                                                         (In thousands)
Equity in undistributed loss of Bank of
   Los Angeles                                  $(1,213)     $(2,222)    $(3,354)
Interest income                                       1            3          19
Expenses - professional fees and other                -          (94)        (18)
                                                -------      -------     -------
          Net loss                              $(1,212)     $(2,313)    $(3,353)
                                                =======      =======     =======

   Condensed Statements of Cash Flows for the years ended December 31:

                                                 1994         1993        1992
                                                -------      -------     -------
                                                         (In thousands)
Cash flows from operating activities:
  Net loss                                      $(1,212)     $(2,313)    $(3,353)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
         Undistributed loss of Bank of Los
            Angeles                               1,213        2,222       3,354
         Amortization                                -            -            1
         Decrease in other liabilities               -            -           (7)
                                                -------      -------     -------
            Total adjustments                     1,213        2,222       3,348
                                                -------      -------     -------
         Net cash provided by(used in)
            operating activities                      1          (91)         (5)
                                                -------      -------     -------

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE N - CONDENSED FINANCIAL INFORMATION OF PARENT - Continued

                                                       1994        1993        1992
                                                       ----        ----        -----
                                                              (In thousands)
Cash flows from investing activities:
  Proceeds from sale and maturity of
     investments                                        -            76          375
  Acquisition of investments                            -            -           (76)
                                                       ---         ----        -----
         Net cash provided by
            investing activities                        -            76          299
Cash flows from financing activities-
   Capital contributions to subsidiary                  -            -          (400)
                                                       ---         ----        -----
          Net increase (decrease) in cash and
             due from banks                              1          (15)        (106)

Cash, beginning of year                                 23           38          144
                                                       ---         ----        -----
Cash, end of year                                      $24         $ 23        $  38
                                                       ===         ====        =====

NOTE O - SELECTED QUARTERLY DATA (UNAUDITED)

                                                        1994
                                ---------------------------------------------------
                                       (In thousands, except per share data)
                                  1st        2nd        3rd        4th
                                Quarter    Quarter    Quarter    Quarter     Total
                                -------    -------    -------    -------    -------
Total interest income            $1,410     $1,376     $1,477     $1,531     $5,794
Total interest expense              418        405        399        536      1,758
Net interest income                 992        971      1,078        995      4,036
Provision for credit losses          -          -          -          -          -
Noninterest income (*)              287        240        219        177        923
Gain on security sales, net          -          -          -          -          -
Noninterest expense               1,477      1,567      1,528      1,597      6,171
Net loss                           (198)      (356)      (233)      (425)    (1,212)
Net loss per share                $(.16)     $(.28)    $ (.19)    $ (.34)    $ (.97)

                       *Excludes gains on security sales.

                          BKLA Bancorp and Subsidiary

                      Three years ended December 31, 1994





NOTE O - SELECTED QUARTERLY DATA (UNAUDITED) - Continued

                                                                          1993
                                           -------------------------------------------------------------------
                                             1st            2nd            3rd             4th
                                           Quarter        Quarter        Quarter         Quarter        Total
                                           -------        -------        -------         -------       -------
   Total interest income                   $2,025         $1,841          $1,778         $1,448        $ 7,092
   Total interest expense                     652            584             541            485          2,262
   Net interest income                      1,373          1,257           1,237            963          4,830
   Provision for credit losses                500            350             250            853          1,953
   Noninterest income (*)                     311            360             261            421          1,353
   Gain on security sales, net                219             -              153             -             372
   Noninterest expense                      1,684          1,645           2,088          1,498          6,915
   Net loss                                  (281)          (378)           (687)          (967)        (2,313)
   Net loss per share                      $(0.22)        $(0.31)         $(0.55)        $(0.77)       $ (1.85)

   *Excludes gains on security sales.


NOTE P - SUBSEQUENT EVENT

   On March 31, 1995, pursuant to a Stock Purchase Agreement dated July 28, 1994, the Company completed the issuance of 2,365,880 units of securities ("Units") to Investors Banking Corporation ("Investors"), a bank holding company located in Salem, Oregon, and received proceeds of approximately $3,400,000, net of costs of approximately $110,000. Each Unit is comprised of two shares of the Company's no par value common stock and one warrant, exercisable for three years after issuance, to purchase common stock at $.75 per share. As a result of this transaction, Investors purchased 4,731,760 shares of the Company's common stock representing 79% of total shares issued and outstanding as of March 31, 1995 and indirectly acquired 79% of the Bank's issued and outstanding common stock.

                                 EXHIBIT INDEX

EXHIBIT NO.                                                                    PAGE
- - -----------                                                                    ----
3.1   Articles of Incorporation of Registrant.  [Filed as Exhibit 3.1(1)]

3.2   Bylaws of Registrant, as amended.  [Filed as Exhibit 3.2(1)]

4.1   Reserved

4.2   Proofs of Certificates for Common Stock.  [Filed as Exhibit 4.2(2)]

4.3   Proofs of Certificates of Warrants.

10.1  Reserved

10.2  Reserved

10.3  Lease dated July 1, 1981, by and between Bank of Los Angeles and Arlen
      Andelson Family Trust (successor to the Sheldon Andelson Trust) for the
      Main Office/West Hollywood Regional Office.  [Filed as an Exhibit (3)]

10.4  Office lease dated March 17, 1977, by and between American City Bank and
      9601 Associates, assigned to Bank of Los Angeles by the Federal Deposit
      Insurance Corporation as Receiver for American City Bank for the Beverly
      Hills Regional Offices.  [Filed as an Exhibit (3)]

10.5  Sublease dated December 15, 1984, by and among BKLA Bancorp, Andelson &
      Andelson and Hilldale Investment Group, Ltd. for the Corporate Offices.
      [Filed as Exhibit 10.5(4)]

10.6  Reserved

10.7  Reserved

10.8  Office lease dated September 19, 1986, by and between J. Ned-Pantages, a
      California general partnership, and Bank of Los Angeles for the Hollywood
      Regional Office.  [Filed as Exhibit 10.11(5)]

10.9  BKLA Bancorp 1988 Stock Option Plan, as amended.  [Filed as Exhibit 10.12(6)]

10.10 Bank of Los Angeles Profit Sharing Plan and Trust Agreement, as amended.
      [Filed as Exhibit 10.10(6)]

10.11  Employment Agreement dated as of March 1, 1993 between Paul Ling and Bank of
       Los Angeles and BKLA Bancorp [Filed as Exhibit 10.11(8)]

10.12  Sublease of the Mezzanine Level of the Beverly Hills Regional Office dated
       September 17, 1987, by and between Bank of Los Angeles and Shearson Lehman
       Brothers, Inc.  [Filed as Exhibit 10.14(2)]

10.13  Form of Indemnification Agreement.  [Filed as Exhibit 10.13(1)]

10.14  Office Lease dated July 19, 1989, as amended, by and between RREEF USA Fund-I, a California Group Trust and BKLA Bancorp for the General Office Use/Data
       Processing Center.  [Filed as Exhibit 10.14(7)]

10.15  Office Lease dated January 19, 1990, by and between Wilshire-Camden Associates, a California limited partnership and Bank of Los Angeles for the Escrow Offices.
       [Filed as Exhibit 10.15(7)]

10.16  Stock Purchase Agreement dated July 28, 1994, by and among BKLA Bancorp, Bank of
       Los Angeles and Investors Banking Corporation [filed as Exhibit 10.16(9)]

10.17  Amendment No. 1 to Stock Purchase Agreement by and Among BKLA Bancorp, Bank of
       Los Angeles and Investors Banking Corporation.  [Filed as Exhibit 2.1(10)]

10.18  Amendment No. 2 to Stock Purchase Agreement By and Among BKLA Bancorp, Bank of
       Los Angeles and Investors Banking Corporation.

10.19  Warrant Agreement, dated March 29, 1995, between BKLA Bancorp and Investors Banking
       Corporation.

21.    List of Subsidiaries of Registrant.  [Filed as Exhibit 22(2)]

23.1   Consent of Deloitte & Touche

23.2   Consent of Grant Thornton LLP

27.1   Financial Data Schedule

- - ---------------------

(1) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (Commission File No. 0-10140), which are incorporated herein by this reference.

(2) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-10140), which are incorporated herein by this reference.

(3) To Registrant's Registration Statement on Form S-1 and Amendments thereto (Registration No. 2-90449), which are incorporated herein by this reference.

(4) To Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984 (Commission File No. 0-10140), which is incorporated herein by this reference.

(5) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-10140), which are incorporated herein by this reference.

(6) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File No. 0-10140), which are incorporated herein by this reference.

(7) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (Commission File No. 0-10140), which are incorporated herein by this reference.

(8) To Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 0-10140), which are incorporated herein by this reference.

(9) To Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(10) To Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.