Form 10-Q
period 1995-03-31
BKLA BANCORP
filed 1995-05-15
CIK 716615

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




   /X/            Quarterly Report under Section 13 or 15 (D)
                     Of the Securities Exchange Act of 1934

   / /            Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                 For the transaction period from _____ to _____

           For Quarter Ended March 31, 1995 Commission File #0-12851


                                  BKLA BANCORP
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                        95-3840703
        (State or other jurisdiction)     (IRS Employer Identification)

         8901 SANTA MONICA BLVD., WEST HOLLYWOOD, CALIFORNIA     90069
             (Address of principal executive offices)          (Zip Code)

                                 (310) 550-8900
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X           No
                                ---             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           COMMON STOCK, NO PAR VALUE                   5,983,325
                      Class                   Outstanding on March 31, 1995



This Form 10-Q contains 23 pages.

                                     Index
                                     -----

Part I -- Financial Information


         Item 1 -- Consolidated Financial Statements

              Consolidated Balance Sheets                        Page  3

              Consolidated Statement of Operations               Page  5

              Consolidated Statement of Cash Flows               Page  6

              Note to Consolidated Financial Statements          Page  8



         Item 2 -- Management's Discussion and Analysis

              Results of Operations                              Page 11

              Capital Resources                                  Page 16

              Liquidity and Interest Rate Management             Page 17

              Regulatory Matters                                 Page 19

              Subsequent Events                                  Page 20

Part II -- Other Information                                     Page 22



Signature Page                                                   Page 23


              Part I, Item 1 -- Consolidated Financial Statements

                          BKLA BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                          (Unaudited)
 (in thousands)                                                         March 31, 1995      December 31, 1994
                                                                        --------------      -----------------
ASSETS
- ------
Cash and due from banks                                                    $  5,059              $  5,177
Federal funds sold                                                            3,700                 3,000
                                                                           --------              --------

  Total cash and cash equivalents                                             8,759                 8,177

Securities held to maturity (approximate market value of $12,848
  and $14,687 in 1995 and 1994 respectively)                                 12,861                14,821

Securities held available for sale                                           15,466                15,781

Loans receivable, net of allowance for credit losses of $1,712
  and $1,633 in 1995 and 1994 respectively                                   33,993                36,481

Accrued interest receivable                                                     702                   685

Premises and equipment, net                                                   2,663                 2,608

Real estate owned                                                               512                   --

Other assets                                                                  1,984                 1,954
                                                                           --------              --------
      Total assets                                                         $ 76,940              $ 80,507
                                                                           ========              ========


                          BKLA BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                        (UNAUDITED)
 (in thousands)                                                       March 31, 1995      December 31, 1994
                                                                      --------------      -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
  Demand, non-interest bearing                                           $ 24,321              $ 25,128
  Interest bearing:
    Time certificates of deposit of $100,000 or more                        6,083                 7,422
    Other                                                                  36,945                41,921
                                                                         --------              --------
      Total deposits                                                       67,349                74,471

Obligation under capital lease                                              1,831                 1,830
Accrued interest payable and other liabilities                                406                   389
                                                                         --------              --------
      Total liabilities                                                    69,586                76,690
                                                                         --------              --------

Shareholders' equity
  Common stock, no par value; authorized, 10,000,000 shares:
    issued and outstanding, 5,983,325 shares                               14,517                11,078
  Accumulated deficit                                                      (6,850)               (6,788)
  Unrealized loss on securities held available for sale                      (313)                 (473)
                                                                         --------              --------
      Total shareholders' equity                                            7,354                 3,817
                                                                         --------              --------
      Total liabilities and shareholders' equity                         $ 76,940              $ 80,507
                                                                         ========              ========


                          BKLA BANCORP AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                          For the Year Ended,

                      (dollars in thousands)                    March 31, 1995     March 31, 1994
                                                                ---------------    --------------
Interest income:

 Loans receivable                                                 $     1,027        $     1,025
 Investment securities                                                    --                 311
 Securities held to maturity                                              213                --
 Securities available for sale                                            233                --
 Federal funds sold                                                        46                 74
 Deposits with financial institutions                                       1                --
                                                                  -----------        -----------
   Total interest income                                                1,520              1,410
Interest expense:
 Deposit accounts                                                         316                354
 Short-term borrowed funds                                                 44                --
 Capital lease obligation                                                  64                 64
                                                                  -----------        -----------
  Total interest expense                                                  424                418
                                                                  -----------        -----------
Net interest income                                                     1,096                992
Provision for credit losses                                               --                 --
                                                                  -----------        -----------
  Net interest income after provision for credit losses                 1,096                992
Non-interest income:
  Service charges and fees                                                174                287
  Gain (loss) on sale of securities, net                                  --                 --
                                                                  -----------        -----------
   Total non-interest income                                              174                287
Non-interest expense:
 Employee compensation and benefits                                       643                687
 Occupancy expense                                                        242                295
 Other expense                                                            421                465
 Goodwill amortization                                                     26                 26
 Real estate owned                                                        --                   4
                                                                  -----------        -----------
  Total non-interest expense                                            1,332              1,477
                                                                  -----------        -----------
Loss before taxes                                                         (62)              (198)
Income tax expense                                                        --                 --
                                                                  -----------        -----------
Net income                                                        $       (62)       $      (198)
                                                                  ===========        ===========
Net loss per share of common stock                                $     (0.05)       $     (0.16)
                                                                  ===========        ===========
Average shares outstanding                                          1,349,007          1,251,565
                                                                  ===========        ===========


                          BKLA BANCORP AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                              (UNAUDITED)
                                 (in thousands)                              March 31, 1995       December 31, 1994
                                                                             --------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                                               $  1,533              $   6,123
Fees received                                                                        174                    923
Interest paid                                                                       (509)                (1,634)
Cash paid to suppliers and employees                                              (1,151)                (5,363)
Income taxes paid                                                                     --                     (2)
                                                                                --------              ---------
Net cash provided (used) by operating activities                                      47                     47


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay-downs of held to maturity securities              2,000                 11,000
Proceeds from sale of held to maturity securities                                     --                     --
Purchases of held to maturity securities                                              --                (16,740)
Proceeds from maturities and pay-downs of available for sale securities              393                  2,764
Proceeds from sale of available for sale securities                                   --                     --
Purchases of available for sale securities                                            --                     --
Net decrease in loans receivable                                                   1,976                 11,802
Acquisition of premises and equipment                                               (151)                  (310)
Proceeds for the sale of premises and equipment                                       --                     --
                                                                                --------              ---------
Net cash provided (used) by investing activities                                   4,218                  8,516

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                                         3,439                     --
Net (decrease) increase in deposits                                               (7,122)               (16,917)
                                                                                --------              ---------
Net cash provided (used) by financing activities                                  (3,683)               (16,917)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 582                 (8,354)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     8,177                 16,531
                                                                                --------              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  8,759              $   8,177
                                                                                ========              =========


                          BKLA BANCORP AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                                     (UNAUDITED)
                                 (in thousands)                                    March 31, 1995       December 31, 1994
                                                                                   --------------       -----------------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  Net loss:                                                                            $  (62)               $ (1,212)
    Adjustments for non-cash items:
    Depreciation and amortization of fixed assets, investments and goodwill               165                     942
    Provisions for loan losses                                                             --                      --
    (Decrease) increase in deferred loan origination fees, net                            (14)                    (34)
    Net realized gains on available for sale securities                                    --                      --
    Loss (gain) on disposal of premises and equipment                                      --                      22
    (Gain) loss or other real estate owned                                                 --                      --
    Decrease (increase) in accrued interest receivable                                    (17)                     22
    Decrease in other assets                                                              (41)                    176
    Decrease (increase) in interest payable and other liabilities                          16                     131
                                                                                       ------                --------
Net cash provided (used) by operating activities                                       $   47                $     47
                                                                                       ======                ========


                          BKLA Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
                                 (Unaudited)

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

Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Under this statement, investments will be classified into three categories, as follows:

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

   4.  Loans Receivable

Interest on loans is credited to income as earned and is accrued only if deemed collectible. Non-refundable fees, net of incremental costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan in a manner that approximates the level yield method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services are recorded as income when collected.

Notes to Consolidated Financial Statements continued

   5.  Allowance for Credit Losses

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement amends SFAS No. 5, "Accounting for Contingencies," and SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of the impairment can be based on either the discounted future cash flows of the impaired loan or the fair market value of the collateral for a collateral- dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. The Bank has applied SFAS No. 114 as of January 1, 1995.

The allowance for credit losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. The allowance is increased by provisions for credit losses charged against operations and recoveries of previously charged off loans.

Management believes that, as of March 31, 1995, the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. Management's estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions. The Bank's lending is concentrated in real estate secured and unsecured loans in Southern California, which has recently experienced adverse economic conditions and declining real estate values. These conditions have adversely affected many borrowers' ability to repay loans. Additional declines in the economy could result in increasing loan losses that cannot be reasonably predicted. Such losses would also result in unanticipated erosion of the Bank's capital.

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

Notes to Consolidated Financial Statements continued

   8.  Income Taxes

Deferred income taxes are provided for temporary differences in the recognition of items of income and expense reported in different accounting periods for tax and financial reporting purposes.

SFAS No. 109 "Accounting for Income Taxes" requires an asset and liability approach for determining the amount of income taxes for financial reporting. A current or deferred tax liability or asset is measured based on the amount of taxes calculated at the then-effective tax rates payable or refundable currently or in future years. This statement also requires that a valuation allowance be recorded if it is more likely than not that some or any of the deferred tax asset will not be realized.

   9.  Loss per Share

Loss per share is computed on the basis of the weighted average number of shares outstanding during the year plus shares issuable upon the assumed exercise of stock options. The weighted average number of shares outstanding was 1,349,007 at March 31, 1995 and 1,251,565 at December 31, 1994. Due to the antidilutive effect, stock options and warrants are not considered common stock equivalents at March 31, 1995 and December 31, 1994.

             Part I, Item 2 -- Management's Discussion and Analysis

The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends to the consolidated financial condition and results of operations of the Company. The discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes to the consolidated financial statements that follow.

A.   RESULTS OF OPERATIONS

     1.  Summary

Net income changes -- The Company reported a net loss for the three months ended March 31, 1995, of $62,000 as compared to a net loss of $198,000 for the three months ended March 31, 1994. The loss per share for 1995 was $.05 as compared to a loss per share of $.16 in 1994. No provision for credit losses was made for the three months ended March 31, 1995 and for the three months ended March 31, 1994.

Net interest income for the period ended March 31, 1995, was $1,096,000, an increase of $104,000 compared to net interest income for the period ended March 31, 1994, of $992,000. Net interest income increased due to rates by $309,000 and was substantially offset by $205,000 decline in net interest income due to volume.

Non-interest income for the period ended March 31, 1995, was $174,000 a decrease of $113,000 compared to $287,000 for the period ended March 31, 1994. In the fourth quarter of 1994, the Bank discontinued its escrow operations. There were no escrow fee income for the period ended March 31, 1995, compared to $26,000 for the period ended March 31, 1994. The additional decline of $87,000 in period to period non-interest income was due to lower fee income from a declining deposit base.

Non-interest expense for the period ended March 31, 1995, was $1,332,000, a decrease of $145,000 compared to $1,477,000 for the period ended March 31, 1994. The Bank is continuing efforts to reduce expense by the consolidation of the administrative and customer service functions into the two branch buildings. The administrative building lease at 8901 San Vicente, West Hollywood, was allowed to expire in the fourth quarter of 1994. which resulted in $53,000 decrease in occupancy expense for the period ended March 31, 1995. Employee compensation and benefits was $643,000 for the period ended, March 31, 1995, a decrease of $44,000 compared to $687,000 for the period ended March 31, 1994. Other non-interest expense was $421,000 for the period ended March 31, 1995, a decrease of $44,000 compared to $465,000 for the period ended March 31, 1994.

Balance sheet changes. -- Common stock increased $3,439,000 to $14,517,000 at March 31, 1995 due Investors Banking Corporation investment in BKLA Bancorp. Total assets at March 31, 1995, were $76,940,000 a decline of $3,567,000 from total assets of $80,507,000 at December 31, 1994. Total deposits were $67,349,000, a decline of $7,122,000 compared to total deposits of $74,471,000 at December 31, 1994.

Management's Discussion and Analysis continued

The following table presents certain important ratios for the Company for the periods indicated:

                                                                               Period Ending
                                                                               -------------
                                                            March 31, 1995                        March 31, 1994
                                                            --------------                        --------------
                                                   Average        Net       Average      Average        Net       Average
                                                   Balance      Income       Rate        Balance       Income      Rate
                                                   -------      ------      -------      -------       ------     -------
Loss on average assets                             78,705        (62)        -0.3%        94,267       (198)       -0.8%

Loss on average shareholders' equity                4,332        (62)        -5.7%         5,142       (198)      -15.4%

Average equity to average assets                                              5.5%                                  5.5%



     2.  Securities

The maturity distribution of investment securities at March 31, 1995, is as follows:

                                        Available for Sale               Held to Maturity
                                        ------------------               ----------------
                                      Amortized    Estimated         Carrying       Estimated
          (in thousands)                Cost       Fair Value         Value         Fair Value
                                     ----------    ----------       ---------       ----------
Less than one year                           --            --       $   7,939       $   7,913

One to five years                            --            --           4,922           4,935

Mortgage-backed securities                9,099         8,907              --              --

SBA securities                            6,680         6,559              --              --
                                     ----------    ----------       ---------      ----------
                                     $   15,779    $   15,466       $  12,861      $   12,848
                                     ==========    ==========       =========      ==========


The amortized cost, carrying value and estimated fair value of investment securities as of March 31, 1995, are as follows:

                                     Amortized    Estimated        Gross Unrealized
                                                                   ----------------
                                       Cost       Fair Value      Losses      Gains
                                     ---------    ----------      ------      ------
Securities held to maturity:
 U.S. Treasury securities            $  12,861    $   12,848      $   43      $   30

Securities available for sale:
 Securities of U.S. government
  agencies and corporations              5,085         4,999          86          --
 Mortgage backed securities              4,013         3,908         105          --
 SBA securities                          6,681         6,559         122          --
                                     ---------    ----------      ------      ------
                                     $  28,640    $   28,314      $  356      $   30
                                     =========    ==========      ======      ======


Management's Discussion and Analysis continued

     3.  Loans Receivable

The components of loans in the consolidated balance sheets were as follows:

                                                March 31, 1995             December 31, 1994
(dollars in thousands)                       Amount     Percentage       Amount      Percentage
                                            --------    ----------      --------     ----------
Commercial loans                            $  8,867       24.7%        $ 10,165       26.6%
Real estate loans:
  Single family                                1,943        5.4%           2,510        6.6%
  Multi-family                                   408        1.1%             270        0.7%
  Commercial                                  20,109       56.2%          20,457       53.5%
                                            --------                    --------
  Total real estate loans                     22,460       62.6%          23,237       60.8%

Consumer loans                                 4,500       12.6%           4,848       12.7%
                                            --------                    --------
  Total loans                               $ 35,827      100.0%        $ 38,250      100.0%

Less deferred loan origination fees             (122)                       (137)

Less allowance for loan losses                (1,712)                     (1,633)
                                            --------                    --------
  Net loans                                 $ 33,993                    $ 36,480
                                            ========                    ========

     4.  Commitments to extend credit and standby letters of credit.

Commitments to extend credit -- At March 31, 1995, the Bank had commitments to extend credit of $6,001,000. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Standby letters of credit -- At March 31, 1995, the Bank had $520,000 in financial standby letters of credit. Standby letters of credit are a conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

Management's Discussion and Analysis continued

     5.  Allowance for credit losses

An analysis of the change in the allowance for credit losses follows:

                                                                March 31, 1995      December 31, 1994
                                                                --------------      -----------------
Loans outstanding at end of period                                 $ 35,827             $ 38,250

Average loans outstanding                                          $ 37,280             $ 42,939

Allowance for credit losses at beginning of period                 $  1,633             $  2,478

Charge-offs:
  Commercial                                                              0                 (907)
  Real estate                                                           (32)                (257)
  Consumer                                                               (6)                (137)
                                                                   --------             --------
Total                                                                   (38)              (1,301)

Recoveries
  Commercial                                                             28                  380
  Real estate                                                            85                   44
  Consumer                                                                4                   32
                                                                   --------             --------
Total                                                                   117                  456

                                                                   --------             --------
Net loans charged-off                                                    79                 (845)
Provision charged to operations                                           0                    0
Allowance for credit losses as of end of period                    $  1,712             $  1,633
                                                                   ========             ========
Ratio of net charge-offs to average loans outstanding                   0.2%                -2.0%
                                                                   ========             ========
Ratio of allowance for credit losses to loans
  outstanding at end of period                                          4.7%                 4.3%
                                                                   ========             ========

Management's Discussion and Analysis continued

     6.  Non-performing assets

(in thousands)                              March 31, 1995     December 31, 1994
                                            --------------     -----------------
Past due 30 through 89 days                     $ 171                $   6
Loans on non-accrual                              202                  838
    Total                                       $ 373                $ 844

     7.  Other assets

The net carrying value of the bargain lease element relative to a lease, acquired in a 1983 acquisition is reflected in other assets at March 31, 1995 and December 31, 1994 in the amounts of approximately $1,662,000 and $1,675,000, respectively. The bargain lease element is being amortized on a straight-line basis over a period of thirty-nine years. At March 31, 1995 and December 31, 1994, other assets also include approximately $71,000 and $84,000, respectively, relative to the acquisition of deposits of a failed savings and loan association from the Resolution Trust Corporation. The acquisition cost is being amortized on a straight-line basis over a five-year period.

     8.  Deposit accounts

The components of deposits in the consolidated balance sheets were as follows:

        (in thousands)                     March 31, 1995     December 31, 1994
                                           --------------     -----------------
Non-interest bearing demand                   $ 24,321             $ 25,128
Interest bearing demand                          9,659                9,926
Money market                                    11,270               14,541
Savings                                         10,629               11,382
Time deposits under $100,000                     5,387                6,072
Time deposits over $100,000                      6,083                7,422
                                              --------             --------
Total deposits                                $ 67,349             $ 74,471

The maturity of time deposits are as follows:

                                            Time Deposits      Time Deposits     Total Time
       (dollars in thousands)               Under $100,000     Over $100,000      Deposits
                                            --------------     -------------     ----------
Three months or less                           $ 2,484            $ 4,369         $  6,853
Over three months through six months             1,353              1,009            2,362
Over six months through twelve months            1,345                705            2,050
Over twelve months                                 205                                 205
                                               -------            -------         --------
Total                                          $ 5,387            $ 6,083         $ 11,470

Management's Discussion and Analysis continued

     9.  Short term borrowings

In the first quarter of 1995 the Bank sold securities under an agreement to repurchase those securities at a later date. On a quarterly average for the period ended March 31, 1995, repurchase agreements were $2,753,000.

     10. Income taxes

In 1995 and 1994 the Bank had no income tax expense or credits.

B.   CAPITAL RESOURCES

On July 28, 1994, the Company, the Bank and Investors Banking Corporation ("Investors"), a bank holding company located in Salem, Oregon, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which Investors agreed to invest up to approximately $5,000,000 in the Company (the "Transaction") over a period of approximately six months. The first phase of the Transaction, which was completed on March 29, 1995, consisted of an infusion of approximately $2,900,000, net of costs of approximately $90,000, through the purchase of 2,019,006 units of securities ("Units"), with each Unit comprised of two shares of the Company's common stock, no par value ("Common Stock"), and one warrant, exercisable for three years after issuance, to purchase Common Stock at $.75 per share. On March 30, 1995, Investors made an additional infusion of approximately $500,000, net of costs of approximately $20,000, through the purchase of an additional 346,874 Units. The second phase of the Transaction will involve an offering of rights to existing shareholders, other than Investors, of the Company to purchase Common Stock. Investors may purchase any securities not purchased by the other shareholders. The Company expects to raise an additional $2,300,000 in the rights offering, which is designed to enable shareholders of the Company, other than Investors, to increase their collective ownership of the Company to approximately 45%.

The Federal Deposit Insurance Corporation (the "FDIC") issued an Order to Cease and Desist (the "Order") which became effective on March 20, 1994. The Order requires, among other items (refer to "Management's Discussion and Analysis", Section "Regulatory Matters"), that the Bank to adhere to capital standards which include maintenance by the Bank of a ratio of total Tier 1 capital to risk-weighted assets of 6.5%, and a leverage ratio of at least 6.5%. At March 31, 1995, the Bank had a Tier 1 capital to risk-weighted assets ratio (unaudited) of 14.25%, and a leverage ratio (unaudited) of 7.42% At December 31, 1994, the Bank had a Tier 1 capital to risk-weighted assets ratio (unaudited) of 6.02%, and a leverage ratio (unaudited) of 2.97%. In the event that the Bank's ratio of tangible equity to total assets (as defined by federal regulations) declines to 2% or less, except under limited circumstances, the FDIC is required not later than 90 days thereafter to appoint a conservator or receiver for the Bank. The FDIC issued a letter on May 8, 1995 stating that the Order had achieved the desired effect of recapitalization. No further reporting under the Order is required.

Management's Discussion and Analysis continued

The FDIC issued a letter on May 5, 1995 stating that the Bank's capitalization has improved sufficiently so that the bank is no longer subject to the Prompt Corrective Action restrictions contained in Section 38 of the Federal Deposit Insurance Act.

C    LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

     1.  Liquidity

Management monitors its liquidity position continuously in relation to trends of loans and deposits, and relates the data to short and long term requirements. The Bank no longer has lines of credit with other financial institutions. As a result the Bank must rely on it's own assets for liquidity. Liquid assets are defined to include federal funds sold, interest bearing deposits in other financial institutions, unpledged marketable investment securities and cash and due from banks. The Company's liquidity ratio (the sum of liquid assets divided by the difference of total deposits and public deposits) was 50.1% at March 31, 1995 and 47.1% as of year end 1994. The loan-to-deposit ratio at March 31, 1995 was 53.0% and at year end 1994 was 51.4%

     2.  Interest Rate Sensitivity Management

The Company has adopted policies designed to minimize the exposure to interest rate fluctuations, and regularly measures the differences in the amounts of rate sensitive assets and rate sensitive liabilities over a variety of time periods. A gap for a specified period is positive (negative) when the amount of rate sensitive assets (liabilities) maturing or repricing within that period exceeds the amount of rate sensitive liabilities (assets) maturing or repricing within the same period. A positive gap will generally produce a higher net interest margin in a rising rate environment and a lower net interest margin in a declining rate environment. Conversely, a negative gap will generally produce a lower net interest margin in a rising rate environment and a higher net interest margin in a declining rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of the responsiveness as well as the extent of responsiveness, to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity. The following table is a gap analysis for the Company as of March 31, 1995

Management's Discussion and Analysis continued

                                  0 - 1      2 - 30    31 -      181 -      1 YEAR      OVER                               %
                                                         180       365        TO                 NON-INTEREST
(IN THOUSANDS)                     DAYS       DAYS      DAYS       DAYS     5 YEARS   5 YEARS    BEARING     TOTAL      ASSETS
                                   ----       ----      ----       ----     -------   -------    -------     -----      ------
ASSETS
Federal funds sold                  3,700                                                                       3,700      4.8%
Time certificates                                112                                                              112      0.1%
Fixed rate securities                          1,998     2,968      4,999     9,970      1,088                 21,023     27.3%
Variable rate securities                       3,019     3,541        744                                       7,304      9.5%
                                  -------     ------    ------    -------   -------    -------    ------       ------    -----
  Investments                       3,700      5,129     6,509      5,743     9,970      1,088         0       32,139     41.8%
Loans, variable                    31,154                                                                      31,154     40.5%
Loans fixed                           150        259       444        800     1,851        845                  4,349      5.7%
                                  -------     ------    ------    -------   -------    -------    ------       ------    -----
  Loans                            31,304        259       444        800     1,851        845         0       35,503     46.1%
                                  -------     ------    ------    -------   -------    -------    ------       ------    -----
  Total earning assets             35,004      5,388     6,953      6,543    11,821      1,933         0       67,642     87.9%
Other assets                                                                                       9,298        9,298     12.1%
                                  -------     ------    ------    -------   -------    -------    ------       ------    -----
Total                              35,004      5,388     6,953      6,543    11,821      1,933     9,298       76,940    100.0%
                                  =======     ======    ======    =======   =======    =======    ======       ======    =====
Liabilities and Equity
CDs $100,000 or more                    0      2,401     2,978        704                                       6,083      7.9%
CDs less than $100,000                  4      1,371     2,425      1,382       205                             5,387      7.0%
Money Market                                  11,270                                                           11,270     14.6%
NOW                                            9,147                                                            9,147     11.9%
Super NOW                                        512                                                              512      0.7%
Savings                                       10,629                                                           10,629     13.8%
                                  -------     ------    ------    -------   -------    -------    ------       ------    -----
  Total deposits                        4     35,330     5,403      2,086       205          0         0       43,028     55.9%
                                  =======     ======    ======    =======   =======    =======    ======       ======    =====
Repurchase agreements                                                                                               0      0.0%
Capital Lease                                                                            1,831                  1,831      2.4%
Non-interest deposits                                                                             24,321       24,321     31.6%
Other liabilities and equity                                                                       7,760        7,760     10.1%
                                  -------     ------    ------    -------   -------    -------    ------       ------    -----
Total                                   4     35,330     5,403      2,086       205      1,831    32,081       76,940    100.0%
                                  =======     ======    ======    =======   =======    =======    ======       ======    =====

GAP (Assets less liabilities)     (35,000)    29,942    (1,550)    (4,457)  (11,616)      (102)   22,783            0
Cumulative Gap                    (35,000)    (5,058)   (6,608)   (11,065)  (22,681)   (22,783)        0
Percent of Assets                   -45.5%      -6.6%     -8.6%     -14.4%    -29.5%     -29.6%
Impact of .5% increase (a)              0          2        14         28       567
Cumulative Impact                       0          2        16         44       611

a) This figures shown are based on the assumption that every asset and every liability within the category change rate at the same time and that the new rate remains in effect throughout the time period shown.

Management's Discussion and Analysis continued

D.   REGULATORY MATTERS

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

The FDIC issued a letter on May 8, 1995 stating that the Order had achieved the desired effect of recapitalization. No further reporting under the Order is required and the Order will be formally terminated in the near future. Management believes that the FDIC will take formal action within the next thirty days.

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

Management's Discussion and Analysis continued

The FDIC issued a letter on May 8, 1995 stating that the Bank's capitalization has improved sufficiently so that the bank is no longer subject to the Prompt Corrective Action restrictions contained in Section 38 of the Federal Deposit Insurance Act.

On December 22, 1994, the Superintendent delivered to the Bank an impairment order pursuant to California Financial Code Section 662 (the "Impairment Order") to correct its capital impairment as of September 30, 1994 within sixty (60) days of the Impairment Order. Since the capital impairment had not been corrected within the sixty days, the Bank had, pursuant to a resolution by the Board of Directors of the Bank (the "Board"), submitted a request to the California State Banking Department for a permit to levy an assessment on the Bank's outstanding shares of common stock. As a result of the consummation of the capital infusion transaction described in "Section II -- Management's Discussion and Analysis; Item C, Capital Resources", the Company increased its contributed capital and cured the Bank's capital impairment. Accordingly, on March 30, 1995, the Board rescinded its previous request to levy an assessment on the Bank's outstanding shares of common stock.

The Federal Reserve Bank of San Francisco (the "FRB SF") concluded its most recent examination (the "Examination") of the Company as of February 10, 1994. Based on its inspection, the FRB SF reported that the financial condition of the Company was marginal as a result of the Bank's asset quality problems, operating losses and insufficient capital. Pursuant to a letter dated March 2, 1994 delivered to the Company, the FRB SF informed the Company that it must continue to abide by a supervisory letter previously delivered to the Company on April 16, 1993 (the "Supervisory Letter"). The Supervisory Letter provides that the Company may not pay any cash dividends, incur any debt or repurchase any of its outstanding stock without the prior approval of the FRB SF. On April 11, 1994, the FRB SF and the Company entered into a Memorandum of Understanding (the "MOU"), intending to address certain concerns of the FRB SF disclosed during its inspection of the Company. The MOU provides, among other things, that without the prior approval of the FRB SF, the Company will not declare dividends, incur additional debt, repurchase any of its outstanding stock or enter into any agreements to acquire any entities or portfolios.

E.   SUBSEQUENT EVENTS

On April 24, 1995, the Bancorp signed a letter of intent to merge World Trade Bank N.A. ("WTB") into the Bank. WTB's total assets are approximately $50,000,000. The precise form of the transaction will be determined mutually in conjunction with the preparation of a definitive acquisition agreement and plan of reorganization and will be subject to the terms and conditions. The proposed acquisition is conditioned upon the receipt of all necessary governmental approvals, including without limitation, all required approvals of the California Superintendent of Banks, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and Board of Governors of the Federal Reserve System.

Upon consummation of the proposed acquisition, each share of common stock of WTB will be converted into a right to receive a certain number of shares of common stock of the Bancorp. The number of shares of Bancorp common stock issuable to each WTB shareholder will be determined in accordance with an exchange ratio based upon the relationship between the adjusted book value per share of common stock of Both the Bancorp and WTB at the time of closing. Book value shall be equal to book value as determined in accordance with generally accepted accounting principles, applied on a basis consistent with

Management's Discussion and Analysis continued

prior periods, on a fully diluted basis (including all outstanding warrants but excluding all outstanding stock options), as of the date of the closing or the immediately preceding month-end, as agreed upon by the parties. Book value shall be adjusted by (i) a reduction of 50% of the total unrealized loss on its investment securities portfolio as of the determination date, (ii) an increase of 100% of the unrealized loss in the available for sale portion of the securities portfolio, and (iii) an increase of the estimated aggregate amount of recoveries subsequent to the closing on previously charged off loans. Additional shares of common stock of Bancorp may be issuable to the WTB stockholders at the end of a 24-month period commencing on the date of the closing based upon (i) changes in the relative value of the investment securities portfolio of the Bancorp and WTB based upon differences between market value and book value thereof and (ii) actual recoveries on loans previously charged off prior to the closing.

                          Part II -- Other Information

Item 2:        Changes in securities

               None

Item 3:        Defaults upon senior securities

               None

Item 4:        Submission of matters to a vote of security holders

               None

Item 5:        Other information not previously reported on form 8-K

               None

Item 6:        Exhibits and reports on form 8-K

               a.   Exhibits

                    None

               b.   Reports on Form 8-K.

                    April 13, 1995 -- Changes in Control of Registrant

                    April 27, 1995 -- Resignation of a Registrant's Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BKLA BANCORP

Date: May 9, 1995          _________________________________
                               M.J. Burford
                               Chairman of the Board and Chief Executive Officer

Date: May 9, 1995

                           _________________________________
                               Allen Partridge
                               Chief Financial Officer

