Form 10-Q
period 1995-06-30
BKLA BANCORP
filed 1995-08-11
CIK 716615

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               ( X ) Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


               (   ) Transition Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934


            For Quarter Ended June 30, 1995 Commission File #0-12851


                                  BKLA BANCORP
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                California                             95-3840703
        ---------------------------           ---------------------------
       (State or other jurisdiction)         (IRS Employer Identification)


         8901 Santa Monica Blvd., West Hollywood, California      90069
         ---------------------------------------------------    ---------
              (Address of principal executive offices)          (Zip Code)


                                 (310) 550-8900
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X        No
                              -----        -----


                      Applicable Only to Corporate Issuers
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, no par value                         5,983,325
       --------------------------                ----------------------------
              Class                              Outstanding on June 30, 1995


This Form 10-Q contains 20 pages.

                                     Index


Part I -- Financial Information


         Item 1 -- Consolidated Financial Statements

             Consolidated Balance Sheets                                     Page 3

             Consolidated Statement of Operations                            Page 4

             Consolidated Statement of Cash Flows                            Page 5

             Note to Consolidated Financial Statements                       Page 7


         Item 2 -- Management's Discussion and Analysis

             Results of Operations                                           Page 9

             Capital Resources                                               Page 14

             Liquidity and Interest Rate Management                          Page 15

             Regulatory Matters                                              Page 17

             Other Events                                                    Page 18

Part II -- Other Information                                                 Page 19

Signature Page                                                               Page 20

              PART I, ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                          BKLA BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                               June 30,     December 31,
                                                                                 1995           1994
                                                                                -------        -------
                          (dollars in thousands)                                      Unaudited
ASSETS
- ------
Cash and due from banks                                                         $ 4,044        $ 5,177
Federal funds sold                                                                4,725          3,000
                                                                                -------        -------
   Total cash and cash equivalents                                                8,769          8,177

Securities held to maturity                                                          --         14,821
Securities held available for sale                                               22,671         15,781

Loans receivable                                                                 38,601         38,114
  Less allowance for credit losses                                                1,498          1,633
                                                                                -------        -------
Loans, net                                                                       37,103         36,481

Accrued interest receivable                                                         547            685
Premises and equipment, net                                                       2,635          2,608
Real estate owned                                                                   516             --
Other assets                                                                      1,957          1,954
                                                                                -------        -------
        Total assets                                                            $74,198        $80,507
                                                                                =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Liabilities
  Deposits
  Demand, non-interest bearing                                                  $22,737        $25,128
  Interest bearing
    Time certificates of deposit of $100,000 or more                              5,726          7,422
    Other                                                                        35,970         41,921
                                                                                -------        -------
      Total deposits                                                             64,433         74,471

Obligation under capital lease                                                    1,832          1,830
Accrued interest payable and other liabilities                                      360            389
                                                                                -------        -------
        Total liabilities                                                        66,625         76,690
                                                                                -------        -------
Shareholders' equity
  Preferred stock; 5,000,000 shares; no shares issued and outstanding                --             --
  Common stock, no par value; authorized, 10,000,000 shares issued and           14,517         11,078
    5,983,325 shares outstanding
  Accumulated deficit                                                            (6,784)        (6,788)
  Unrealized loss on securities held available for sale                            (160)          (473)
                                                                                -------        -------
        Total shareholders' equity                                                7,573          3,817
                                                                                -------        -------
        Total liabilities and shareholders' equity                              $74,198        $80,507
                                                                                =======        =======

        The accompanying notes are an integral part of these statements

                          BKLA BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                For the Three Months           For the Six Months
                                                                   Ended June 30,                Ended June 30,
                                                             -------------------------     -------------------------
                  (dollars in thousands)                         1995          1994           1995           1994
                                                             ----------     ----------     ----------     ----------
Interest income
  Loans receivable                                           $    1,093     $    1,029     $    2,120     $    2,054
  Investment securities                                              --            252             --            563
  Securities held to maturity                                       290             --            503             --
  Securities available for sale                                     100             --            333             --
  Federal funds sold                                                 41             95             87            169
  Deposits with financial institutions                                0             --              1             --
                                                             ----------     ----------     ----------     ----------
    Total interest income                                         1,524          1,376          3,044          2,786

Interest expense
  Deposit accounts                                                  298            342            614            696
  Short-term borrowed funds                                           7             --             51             --
  Capital lease obligation                                           64             64            128            128
                                                             ----------     ----------     ----------     ----------
    Total interest expense                                          369            406            793            824
                                                             ----------     ----------     ----------     ----------
Net interest income                                               1,155            970          2,251          1,962
Provision for credit losses                                        (182)            --           (182)            --
                                                             ----------     ----------     ----------     ----------
    Net interest income after provision for credit losses         1,337            970          2,433          1,962

Non-interest income
  Service charges and fees                                          179            241            353            528
  Gain (loss) on sale of securities, net                             (1)            --             (1)            --
                                                             ----------     ----------     ----------     ----------
    Total non-interest income                                       178            241            352            528

Non-interest expense
  Employee compensation and benefits                                835            674          1,478          1,361
  Occupancy expense                                                 193            295            435            590
  Other expense                                                     390            565            811          1,030
  Goodwill amortization                                              26             26             52             52
  Real estate owned                                                   3              6              3             10
                                                             ----------     ----------     ----------     ----------
    Total non-interest expense                                    1,447          1,566          2,779          3,043
                                                             ----------     ----------     ----------     ----------
Income (loss) before taxes                                           68           (355)             6           (553)
Income tax expense                                                    2              1              2              1
                                                             ----------     ----------     ----------     ----------
Net income (loss)                                            $       66     $     (356)    $        4     $     (554)
                                                             ==========     ==========     ==========     ==========
Net income (loss) per share of common stock                  $     0.01     $    (0.28)    $     0.00     $    (0.44)
                                                             ==========     ==========     ==========     ==========
Average shares outstanding                                    7,158,240      1,251,565      4,867,369      1,251,565
                                                             ==========     ==========     ==========     ==========


        The accompanying notes are an integral part of these statements

                          BKLA BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     June 30,       December 31,
                                                                                       1995             1994
                                                                                    ---------       ------------
                           (dollars in thousands)                                   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                                                    $  3,265         $  6,123
Fees received                                                                             353              923
Interest paid                                                                            (905)          (1,634)
Cash paid to suppliers and employees                                                   (2,526)          (5,363)
Income taxes paid                                                                          (2)              (2)
                                                                                     --------         --------
Net cash provided (used) by operating activities                                          185               47

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                          --               --
Proceeds from sales of securities                                                          --               --
Securities purchased                                                                       --               --
Proceeds from maturities and pay downs of held to maturity securities                   5,000               --
Purchases of held to maturity securities                                                   --               --
Proceeds from maturities and pay downs of available for sale securities                 1,131            2,764
Proceeds from sale of available for sale securities                                     2,033          (16,740)
Purchases of available for sale securities                                                 --           11,000
Net decrease (increase) in loans receivable                                              (461)          11,802
Net increase in real estate owned                                                        (516)              --
Acquisition of premises and equipment                                                    (182)            (310)
Proceeds for the sale of premises and equipment and other real estate owned                 1               --
                                                                                     --------         --------
Net cash provided (used) by investing activities                                        7,006            8,516

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                                              3,439               --
Net (decrease) increase in deposits                                                   (10,038)         (16,917)
                                                                                     --------         --------
Net cash provided (used) by financing activities                                       (6,599)         (16,917)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      592           (8,354)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          8,177           16,531
                                                                                     --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  8,769         $  8,177
                                                                                     ========         ========





        The accompanying notes are an integral part of these statements

                          BKLA BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          June 30,      December 31,
                                                                                            1995            1994
                                                                                          --------      ------------
                            (dollars in thousands)                                              Unaudited
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
  Net income (loss)                                                                        $    4          $(1,212)
    Adjustments for non-cash items:
    Depreciation and amortization of fixed assets, investments and goodwill                   305              942
    Provisions for loan losses (credit to provision expense)                                 (182)              --
    (Decrease) increase in deferred loan origination fees, net                                 --              (34)
    Net realized (gains)/loss on available for sale securities                                  1               --
    Loss (gain) on disposal of premises and equipment                                          --               22
    (Gain) loss or other real estate owned                                                     --               --
    Decrease (increase) in accrued interest receivable                                        138               22
    Decrease (increase) in other assets                                                       (54)             176
    Increase (decrease) in interest payable and other liabilities                             (27)             131
                                                                                           ------          -------
Net cash provided (used) by operating activities                                           $  185          $    47
                                                                                           ======          =======

Supplemental disclosure of noncash transactions:
  Transfer of loans to real estate owned through foreclosure and in-substance
   foreclosure, net                                                                        $  516          $    --
                                                                                           ------          -------
  Transfer of securities from held to maturity to available for sale                       $9,885          $    --
                                                                                           ======          =======





        The accompanying notes are an integral part of these statements

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

The Company, the Bank and Investors Banking Corporation ("Investors"), a bank holding company located in Salem, Oregon, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which Investors agreed to invest up to approximately $5,000,000 in the Company (the "Transaction")
over a period of approximately six months.   The first phase of the
Transaction, which was completed on March 30, 1995, consisted of an infusion of $3,438,000, through the purchase of 4,731,760 shares of the Company's common stock. These shares are 79% of total shares outstanding. As a result in the change of ownership of the Company and the Company's senior management, the new management determined that the held to maturity portfolio would not meet the Company's future objectives and reclassified the portfolio to available for sale. The transfer from held to maturity to available for sale occurred on June 1, 1995 and the unamortized cost of the portfolio was $9,885,000.

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

Notes to Consolidated Financial Statements continued

 5.  Allowance for Credit Losses

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement amends SFAS No. 5, "Accounting for Contingencies," and SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of the impairment can be based on either the discounted future cash flows of the impaired loan or the fair market value of the collateral for a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. The Bank has applied SFAS No. 114 as of January 1, 1995.

The allowance for credit losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. The allowance is increased by provisions for credit losses charged against operations and recoveries of previously charged off loans.

Management believes that, as of June 30, 1995, the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. Management's estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions.

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

Notes to Consolidated Financial Statements continued

9.  Earnings  per Share

Gain per share is computed on the basis of the total average number of shares outstanding, and warrants and options outstanding adjusted by the "treasury stock" method. Under this method earnings per share data are computed as if the options and warrants were exercised at the beginning of the period and as if the funds obtained were used to purchase common stock at the average market price during the period. The method is limited to the lessor of shares to be purchased or 20% of outstanding average shares. Loss per share is computed on the basis of the weighted average number of shares outstanding during the year plus shares issuable upon the assumed exercise of stock options. Due to the antidilutive effect, stock options and warrants are not considered common stock equivalents in computing loss per share at December 31, 1994. The weighted average number of shares outstanding was 7,158,440 and 1,251,565 and 4,867,369 and 1,251,565 for the six months and three months ended June 30, 1995 and 1994, respectively.

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

1.  COMPARISONS

The consolidated financial statements of BKLA Bancorp (the "Company") include the accounts of BKLA Bancorp and its wholly-owned subsidiary, Bank of Los Angeles (the "Bank"). All intercompany accounts and transactions have been eliminated.

The Company reported a net income for the six months ended June 30, 1995, of $4,000 as compared to a net loss of $554,000 for the six months ended June 30, 1994. Income per share for 1995 was less than $.01 as compared to a loss per share of $.44 in 1994.

Management's evaluation of the allowance for credit losses concluded that the allowance was in excess of what is adequate to provide for losses inherent in the loan portfolio. A reduction to the allowance for credit losses was made resulting in a credit to the credit loss provision expense during the six months ended June 30, 1995 for $182,000. No provision or credit to the provision for credit losses expense was made during the six months ended June 30, 1994.

Net interest income before provision for credit losses for the six months ended June 30, 1995, was $2,251,000, an increase of $289,000 compared to net interest income for the period ended June 30, 1994, of $1,962,000. Net interest income increased due to rates by $496,000 and was partially offset by $207,000 decline in net interest income due to volume.

Non-interest income for the six month period ended June 30, 1995, was $353,000 a decrease of $175,000 compared to $528,000 for the six month period ended June 30, 1994. In the fourth quarter of 1994, the Bank discontinued its escrow operations. There was no escrow fee income for the six month period ended June 30, 1995, compared to $75,000 for the period ended June 30, 1994. During the six month period ended June 30, 1994 a recovery of $51,000 was recognized from the settlement the lease obligation due to the closing of the Hollywood branch in 1993. The additional decline of $49,000 in period to period non-interest income was due to lower fee income from a declining deposit base.

Management's Discussion and Analysis continued

Non-interest expense for the six month period ended June 30, 1995, was $2,779,000, a decrease of $264,000 compared to $3,043,000 for the six month period ended June 30, 1994. Salary expense for the six month period ended June 30, 1995 was $1,478,000, an increase of $117,000 compared to $1,361,000 for the six month period ended June 30, 1994. During the six month period ended June 30, 1995 additional salary expense of $174,000 was incurred for severance pay for former senior management. Occupancy expense for the six month period ended June 30, 1995 was $435,000, a decrease of $155,000 compared to $590,000 for the six month period ended June 30, 1994. In the fourth quarter of 1994 the Bank relocated administrative and customer service personnel to the two branch buildings. As a result, the administrative building leased at 825 San Vicente, West Hollywood, was allowed to expire, which resulted in $107,000 decrease in occupancy expense for the six month period ended June 30, 1995. Other non-interest expense was $811,000 for the six month period ended June 30, 1995, a decrease of $219,000 compared to $1,030,000 for the period ended June 30, 1994. The decrease in other non-interest expense is due primarily to a $154,000 decrease in expenses incurred for legal, audit and consulting services.

Common stock increased $3,439,000 to $14,517,000 at March 31, 1995 due Investors Banking Corporation investment in BKLA Bancorp. Total assets at
June 30, 1995, were $74,198,000 a decline of $6,309,000 from total assets of $80,507,000 at December 31, 1994. Total deposits were $64,433,000, a decline of 10,038,000 compared to total deposits of $74,471,000 at December 31, 1994.

The following table presents certain important ratios for the Company for the periods indicated.

                                                  Six Months Ended     Year Ended
                                                   June 30, 1995    December 31, 1994
                                                   -------------    -----------------
Gain/loss on average assets                             0.0%              -1.4%
Gain/loss on average shareholders' equity               0.1%             -26.0%
Average equity to average assets                        7.4%               5.2%

2.  SECURITIES

The maturity distribution of investment securities at June 30, 1995, is as follows:

                                                Available for Sale                       Held to Maturity
                                       ----------------------------------        --------------------------------
                                       Amortized     Estimated                   Carrying     Estimated
       (dollars in thousands)             Cost      Fair Value      Yield         Value      Fair Value     Yield
                                       ---------    ----------      -----         -----      ----------     -----
In one year or less                     $ 6,993       $ 6,988        5.5%         $  --        $  --          --
After one year through five years         5,936         6,000        7.0%            --           --          --
After five years through ten years           --            --         --             --           --          --
After ten years                              --            --         --             --           --          --
Mortgage-backed securities                3,850         3,766        6.5%            --           --          --
SBA securities                            6,052         5,917        6.5%            --           --          --
                                        -------       -------                     -----        -----
                                        $22,831       $22,671        6.3%         $   0        $   0          --
                                        =======       =======                     =====        =====

Management's Discussion and Analysis on Securities continued

The amortized cost, carrying value and estimated fair value of investment securities as of June 30, 1995, are as follows:

                                                                     Gross Unrealized
                                       Amortized    Estimated       -------------------
       (dollars in thousands)            Cost       Fair Value      Losses        Gains
                                       ---------    ----------      ------        -----
Securities held to maturity:
   None                                  $    --      $    --         $ --         $ --

Securities available for sale:
  Securities of U.S. government
    agencies and corporations             12,929       12,987           21           78
  Mortgage backed securities               3,850        3,766           82           --
  SBA securities                           6,052        5,917          135           --
                                         -------      -------         ----         ----
                                         $22,831      $22,670         $238         $ 78
                                         =======      =======         ====         ====


3.  LOANS RECEIVABLE

The components of loans in the consolidated balance sheets were as follows:

                                                  June 30, 1995              December 31, 1994
                                              ---------------------        ---------------------
           (dollars in thousands)             Amount     Percentage        Amount     Percentage
                                              -------    ----------        -------    ----------
      Commercial loans                        $ 9,391      24.2%           $10,165       26.6%
      Real estate loans:
        Single family                           2,502       6.5%             2,510        6.6%
        Multi-family                            1,442       3.7%               270        0.7%
        Commercial                             20,783      53.6%            20,457       53.5%
                                              -------                      -------
        Total real estate loans                24,727      63.8%            23,237       60.8%

      Consumer loans                            4,621      11.9%             4,849       12.7%
                                              -------                      -------
        Total loans                           $38,739     100.0%           $38,251      100.0%

      Less deferred loan origination fees        (138)                        (137)

      Less allowance for loan losses           (1,498)                      (1,633)
                                              -------                      -------
        Net loans                             $37,103                      $36,481
                                              =======                      =======

4.  COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

Commitments to extend credit -- At June 30, 1995, the Bank had commitments to extend credit of $7,815,000. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Standby letters of credit -- At June 30, 1995, the Bank had $521,000 in financial standby letters of credit. Standby letters of credit are a conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

Management's Discussion and Analysis continued

5.  ALLOWANCE FOR CREDIT LOSSES

An analysis of the change in the allowance for credit losses follows:

                                                                             June 30, 1995    December 31, 1994
                                                                             -------------    -----------------
Loans outstanding at end of period                                               $38,601          $38,250

Average loans outstanding                                                        $37,428          $42,939

Allowance for credit losses at beginning of period                               $ 1,633          $ 2,478

Charge-offs:
  Commercial                                                                         (87)            (907)
  Real estate                                                                        (32)            (257)
  Consumer                                                                           (16)            (137)
                                                                                 -------          -------
Total                                                                               (135)          (1,301)


Recoveries
  Commercial                                                                          75              380
  Real estate                                                                         94               44
  Consumer                                                                            13               32
                                                                                 -------          -------
Total                                                                                182              456

Net loans charged-off                                                                 47             (845)
                                                                                 -------          -------
Provision charged to operations                                                     (182)               0
Allowance for credit losses as of end of period                                  $ 1,498          $ 1,633
                                                                                 =======          =======
Ratio of net charge-offs to average loans outstanding                                0.1%            -2.0%
                                                                                 =======          =======
 Ratio of allowance for credit losses to loans outstanding at end of period          3.9%             4.3%
                                                                                 =======          =======


6.  NON-PERFORMING ASSETS

            (in thousands)                 June 30, 1995      December 31, 1994
                                           -------------      -----------------
Past due 30 through 89 days                    $  2                 $  6
Loans on non-accrual                            171                  838
                                               ----                 ----
    Total                                      $173                 $844
                                               ====                 ====


Management's Discussion and Analysis continued

7.  OTHER ASSETS

The net carrying value of the bargain lease element relative to a lease, acquired in a 1983 acquisition is reflected in other assets at June 30, 1995 and December 31, 1994 in the amounts of approximately $1,649,000 and $1,675,000, respectively. The bargain lease element is being amortized on a straight-line basis over a period of thirty-nine years. At June 30, 1995 and December 31, 1994, other assets also include approximately $57,000 and $84,000, respectively, relative to the acquisition of deposits of a failed savings and loan association from the Resolution Trust Corporation. The acquisition cost is being amortized on a straight-line basis over a five-year period.

8.  DEPOSIT ACCOUNTS

The components of deposits in the consolidated balance sheets were as follows:

         (dollars in thousands)             June 30, 1995     December 31, 1994
                                            -------------     -----------------
Non-interest bearing demand                    $22,737             $25,128
Interest bearing demand                          9,194               9,926
Money market                                    10,201              14,541
Savings                                          8,845              11,382
Time deposits under $100,000                     7,730               6,072
Time deposits over $100,000                      5,726               7,422
                                               -------             -------
        Total deposits                         $64,433             $74,471
                                               =======             =======

The maturity of time deposits are as follows:

                                           Time Deposits             Time Deposits              Total Time
           (dollars in thousands)          Under $100,000            Over $100,000               Deposits
                                           --------------            -------------               --------
Three months or less                           $2,309                    $2,870                   $ 5,179
Over three months through six months            3,114                     1,923                     5,037
Over six months through twelve months           2,072                       933                     3,005
Over twelve months                                235                        --                       235
                                               ------                    ------                   -------
Total                                          $7,730                    $5,726                   $13,456
                                               ======                    ======                   =======

9.  SHORT TERM BORROWINGS

During the six month period ended June 30, 1995 the Bank sold securities under an agreement to repurchase those securities at a later date. No repurchase agreements were entered into for the six month period ended June 30, 1994. On a quarterly average repurchase agreements were $433,000 and $2,753,000 for the six month period ended June 30, 1995 and the three month period ended March 31, 1995 respectively.

10. INCOME TAXES

In 1995 and 1994 the Bank had no income tax expense or credits.

Management's Discussion and Analysis continued

B. CAPITAL RESOURCES

On July 28, 1994, the Company, the Bank and Investors Banking Corporation ("Investors"), a bank holding company located in Salem, Oregon, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which Investors agreed to invest up to approximately $5,000,000 in the Company (the "Transaction") over a period of approximately six months. The first phase of the Transaction, which was completed on March 29, 1995, consisted of an infusion of approximately $2,900,000, net of costs of approximately $90,000, through the purchase of 2,019,006 units of securities ("Units"), with each Unit comprised of two shares of the Company's common stock, no par value ("Common Stock"), and one warrant, exercisable for three years after issuance, to purchase Common Stock at $.75 per share. On March 30, 1995, Investors made an additional infusion of approximately $500,000, net of costs of approximately $20,000, through the purchase of an additional 346,874 Units. The second phase of the Transaction will involve an offering of rights to existing shareholders, other than Investors, of the Company to purchase Common Stock. Investors may purchase any securities not purchased by the other shareholders. The Company expects to raise an additional $2,400,000 in the rights offering, which is designed to enable shareholders of the Company, other than Investors, to increase their collective ownership of the Company to approximately 45%.

The FDIC on June 15, 1995 issued an order terminating its order cease and desist which was issued March 10, 1994 which placed certain restrictions on the Bank. The order was terminated June 15, 1995 due to the completion of the first phase of the Transaction. The Federal Reserve Bank of San Francisco on June 22,1995 notified the Company that it was terminating its Memorandum of understanding entered into on April 11, 1995, which placed certain restrictions on the Company. On December 22, 1994, the Superintendent delivered to the Bank an impairment order pursuant to California Financial Code Section 662. The Bank was impaired because its accumulated deficit was greater than 40% of "Contributed Capital". As of June 30, 1995, the impairment was cured as the accumulated deficit was less that 40%.

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

Management's Discussion and Analysis on Capital Resources continued

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

The following table presents the Bank's capital ratios for the periods indicated.

                                                                         FDIC Minimum
                                                   December 31,           Regulatory
                                   June 30,     -----------------          Capital
                                     1995        1994        1993        Requirements
                                   --------     ------      ------       ------------
Tier 1 risk-based capital            14.0%        6.0%        6.5%          4.0%

Total risk-based capital             15.3%        7.3%        7.8%          8.0%

Leverage capital                      8.0%        3.0%        3.6%          4.0%

C.     LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

1.     Liquidity

Management monitors its liquidity position continuously in relation to trends of loans and deposits, and relates the data to short and long term requirements. The Bank no longer has lines of credit with other financial institutions. As a result the Bank must rely on it's own assets for liquidity. Liquid assets are defined to include federal funds sold, interest bearing deposits in other financial institutions, unpledged marketable investment securities and cash and due from banks. The Company's liquidity ratio (the sum of liquid assets divided by the difference of total deposits and public deposits) was 50.1% at March 31, 1995 and 47.1% as of year end 1994. The loan-to-deposit ratio at March 31, 1995 was 53.0% and at year end 1994 was 51.4%.

Management's Discussion and Analysis continued

2.     Interest Rate Sensitivity Management

The Company has adopted policies designed to minimize the exposure to interest rate fluctuations, and regularly measures the differences in the amounts of rate sensitive assets and rate sensitive liabilities over a variety of time periods. A gap for a specified period is positive (negative) when the amount of rate sensitive assets (liabilities) maturing or repricing within that period exceeds the amount of rate sensitive liabilities (assets) maturing or repricing within the same period. A positive gap will generally produce a higher net interest margin in a rising rate environment and a lower net interest margin in a declining rate environment. Conversely, a negative gap will generally produce a lower net interest margin in a rising rate environment and a higher net interest margin in a declining rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of the responsiveness as well as the extent of responsiveness, to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity. The following table is a gap analysis for the Company as of June 30, 1995:

                                    0 - 1     2 - 30    31 - 180   181 - 365    1 YEAR TO    OVER    NON-INTEREST
(IN THOUSANDS)                      DAYS       DAYS       DAYS        DAYS       5 YEARS    5 YEARS    BEARING     TOTAL
                                   ------     ------    --------   ---------    ---------   -------  ------------  ------
ASSETS
Federal funds sold                  4,725                                                                           4,725
Time certificates                                                                                                       0
Fixed rate securities                            996       4,010      2,067       8,001      1,008                 16,082
Variable rate securities                       2,774       3,144        671                                         6,589
                                   ------     ------      ------     ------      ------     ------     ------      ------
   Investments                      4,725      3,770       7,154      2,738       8,001      1,008          0      27,396
Loans, variable                    34,128                                                                          34,128
Loans fixed                           141         82         483        889       1,892        815                  4,302
Nonaccruals                                                                                               171         171
                                   ------     ------      ------     ------      ------     ------     ------      ------
   Loans                           34,269         82         483        889       1,892        815        171      38,601
                                   ------     ------      ------     ------      ------     ------     ------      ------
   Total earning assets            38,994      3,852       7,637      3,627       9,893      1,823        171      65,997
                                   ======     ======      ======     ======      ======     ======     ======      ======
Other assets                                                                                            8,201       8,201
                                   ------     ------      ------     ------      ------     ------     ------      ------
Total                              38,994      3,852       7,637      3,627       9,893      1,823      8,372      74,198
                                   ======     ======      ======     ======      ======     ======     ======      ======
Liabilities and Equity
CDS $100,000 or more                           1,736       3,057        933                                         5,726
CDS less than $100,000                         1,205       4,122      2,168         235                             7,730
Money Market                                  10,042                                                               10,042
NOW                                            8,548                                                                8,548
Public                                           803                                                                  803
Savings                                        8,845                                                                8,845
                                   ------     ------      ------     ------      ------     ------     ------      ------
   Total deposits                       0     31,179       7,179      3,101         235          0          0      41,694

Repurchase agreements                                                                                                   0
Capital Lease                                                                                1,832                  1,832
Non-interest deposits                                                                                  22,737      22,737
Other liabilities and equity                                                                            7,935       7,935
                                   ------     ------      ------     ------      ------     ------     ------      ------
Total                                   0     31,179       7,179      3,101         235      1,832     30,672      74,198
                                   ======     ======      ======     ======      ======     ======     ======      ======

GAP (Assets less liabilities)     (38,994)    27,327        (458)      (526)     (9,658)         9     22,300           0
Cumulative Gap                    (38,994)   (11,667)    (12,125)   (12,651)    (22,309)   (22,300)         0
Percent of Assets                   -52.6%     -15.7%      -16.3%     -17.1%      -30.1%     -30.1%
Impact of .5% increase                  1          5          25         32         558
Cumulative Impact                       1          5          30         62         620

Management's Discussion and Analysis continued

D.     REGULATORY MATTERS

Bank of Los Angeles (the "Bank") is wholly-owned by BKLA Bancorp (the "Company"). The Company does not have any additional investments in banks or nonbank corporations. The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of BKLA and its subsidiary. The Company is required by the Federal Reserve Board to maintain certain levels of capital.

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

The Bank has made an application to the Federal Deposit Insurance Corporation to merge with the Company with the surviving entity being the Bank. Shareholders of the Company would exchange Company shares for shares of the Bank. The Company and the Bank are essentially one entity that have duplicated regulatory reporting requirements to the FDIC and the Federal Reserve Board. The proposed merger would reduce the costs of duplicated reporting.

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

The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. See Part I, Item 2 -- B. Capital Resources.

Management's Discussion and Analysis continued

E.     OTHER EVENTS

On April 24, 1995, the Bancorp signed a letter of intent to merge World Trade Bank N.A. ("WTB") into the Bank. WTB's total assets are approximately $50,000,000. A definitive agreement to merge was signed June 30, 1995. The proposed acquisition is conditioned upon the receipt of all necessary governmental approvals, including without limitation, all required approvals of the California Superintendent of Banks, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and Board of Governors of the Federal Reserve System.

Upon consummation of the proposed acquisition, each share of common stock of WTB will be converted into a right to receive a certain number of shares of common stock of the Bancorp. The number of shares of Bancorp common stock issuable to each WTB shareholder will be determined in accordance with an exchange ratio based upon the relationship between the adjusted book value per share of common stock of both the Bancorp and WTB at the time of closing

                          PART II -- OTHER INFORMATION

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


                                   BKLA BANCORP


Date: July 19, 1995                  /s/  M.J. Burford
                                   ---------------------------------
                                          M.J. Burford
                                          Chairman of the Board and Chief
                                          Executive Officer


Date: July 19, 1995                  /s/  Mark W. Bidwell
                                   ---------------------------------
                                          Mark W. Bidwell
                                          Vice President Controller