Form 10-Q
period 1995-09-30
BKLA BANCORP
filed 1995-11-13
CIK 716615

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                (X) Quarterly Report under Section 13 or 15 (D)
                    Of the Securities Exchange Act of 1934


                ( ) Transition Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934


         For Quarter Ended September 30, 1995 Commission File #0-12851


                                  BKLA BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                California                                95-3840703
       -----------------------------            -----------------------------
       (State or other jurisdiction)            (IRS Employer Identification)


     8901 Santa Monica Blvd., West Hollywood, California      90069
     ----------------------------------------------------     -----
      (Address of principal executive offices)             (Zip Code)


                                 (310) 550-8900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                      Applicable Only to Corporate Issuers
                      ------------------------------------
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value                       5,987,125
     --------------------------                       ---------
               Class                        Outstanding on September 30, 1995


                       This Form 10-Q contains 24 pages.

         MANAGEMENT'S DISCUSSION AND ANALYSIS AND FINANCIAL STATEMENTS

                              BANK OF LOS ANGELES

        September 30, 1995 and 1994 (unaudited) and December 31, 1994

CONTENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL STATEMENTS
    BALANCE SHEET                                                                PAGE 15
    STATEMENTS OF OPERATIONS                                                     PAGE 16
    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY                                 PAGE 17
    STATEMENTS OF CASH FLOWS                                                     PAGE 18
    NOTES TO FINANCIAL STATEMENTS                                                PAGE 20
OTHER INFORMATION                                                                PAGE 23
SIGNATURES                                                                       PAGE 24

Management's Discussion and Analysis

I.       Overview

         Net income for the nine months ended September 30, 1995 was $288,000 or $0.05 per share, as compared to a net loss of $787,000 or $0.63 per share for the same period of 1994. Net income for the quarter ended September 30, 1995 was $284,000 or $0.04 per share, as compared to a net loss of $233,000 or $0.19 per share for the same period of 1994.

         Management's evaluation of the allowance for credit losses has concluded that the allowance is in excess of what is required for identified risks and for losses inherent in the portfolio. At September 30,1995 the allowance for credit losses balance was $1,486,000; $523,000 was determined to be in excess of required reserves. Recoveries made in 1995 for loans charged-off in prior years have been added to the allowance with a corresponding reduction to the allowance by crediting the provision for credit losses $260,000 for the nine months and $78,000 for the quarter ended September 30,1995. No provision or credit to the provision for credit losses was made during the nine months or quarter ended September 30, 1994. The ratio of allowance for credit losses to loans outstanding was 3.7% at September 30, 1995.

         Gain on sale of loans of $118,000 was realized during the quarter ended September 30, 1995 and there was no gain or loss on sale of loans during 1994. Gain on sale is from one loan as a result in an increase in the value of the real estate securing the loan. The Bank does not have available for sale loans.

         In March of 1995, Investors Banking Corp., a holding company, invested $3,549,000 into BKLA Bancorp becoming the owner of approximately 79% of the BKLA Bancorp. Effective October 23, 1995, BKLA Bancorp and the Bank of Los Angeles were merged, with the Bank of Los Angles as the survivor. At the same time, a one-for-five reverse stock split was made to increase the potential market price to obtain a listing on NASDAQ.

         On November 15, 1995 shareholders of Bank of Los Angeles and shareholders of World Trade Bank (WTB) will vote to adopt and approve the Agreement and Plan of Reorganization for the Bank of Los Angeles to acquire WTB, with the Bank of Los Angels as the surviving institution. All of the directors and executive officers and principal shareholders owning approximately 85% of the Bank of Los Angeles and 94% of WTB have indicated that they intend to vote their shares in favor of the Reorganization Agreement. Accordingly, the Reorganization Agreement will be approved and adopted by more than the vote legally required. WTB is a Beverly Hills based Bank with approximate assets of $49 million.

         Current shareholders have been offered the right to purchase 15 shares of Bank of Los Angeles Common Stock and five Warrants at a subscription price of $56.25 for every six shares owned as of record date. Each Warrant entitles the holder to purchase one share of BKLA Common Stock at an $3.75 exercise price. The rights offering expires November 30, 1995. Investors Banking Corp. has agreed to be a standby purchaser for shares that are not purchased by current shareholders. The proceeds of this Offering are estimated to be at a minimum, approximately $1,952,000 and at a maximum, approximately $2,443,000.

II. Statistical Information

    1. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials

The following table shows BKLA's average balances of assets, liabilities and stockholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest-bearing liabilities, the net interest spread and net interest yield for the periods indicated:

                                                       Nine Month Period Ending September 30,
                                        -----------------------------------------------------------------------
                                                       1995                                 1994
                                          Average     Interest     Average     Average    Interest      Average
                                          Balance    Earned/Paid    Rate       Balance   Earned/Paid      Rate
                                          -------    -----------    ----       -------   -----------      ----
Assets:
-------
Interest earning assets:
Federal funds sold                        $ 4,796       $ 205        5.7%      $ 10,360       $ 281        3.6%
                                          -------       -----       ----       --------       -----        ---
Deposits with financial institutions           24           1        5.6%            --          --         --

Securities held to maturity                 7,215         333        6.2%         8,457         264        4.2%
Securities available for sale              18,677         828        5.9%        17,964         644        4.8%
Loans                                      37,956       3,282       11.5%        44,571       3,073        9.2%
                                          -------      ------       ----       --------      ------        ---
     Total interest earning assets         68,668       4,649        9.0%        81,352       4,262        7.0%

Nonearning assets:
Cash and due from banks                     4,334                                 5,669
Other assets                                5,596                                 5,434

Allowance for credit losses                (1,676)                               (2,200)
                                          -------                              --------
     Total assets                          76,922                                90,255
                                          =======                              ========
Liabilities and Shareholders' Equity:
-------------------------------------
Interest bearing liabilities:
Demand, interest bearing                    9,321          90        1.3%        14,664         143        1.3%
Money market                               11,856         220        2.5%        16,212         278        2.3%
Savings (including IRAs)                    9,491         227        3.2%        13,275         303        3.0%
Time certificates of deposits              12,960         442        4.5%        13,387         306        3.0%
                                          -------       -----       ----       --------       -----        ---
     Total interest bearing deposits       43,628         979        3.0%        57,538       1,030        2.4%
Capital lease obligation                    1,832         195       14.2%         1,828         192       14.0%
Securities sold under agreement to
  repurchase                                1,062          51        6.4%            --         --          --
                                          -------       -----       ----       --------       -----        ---
     Total interest bearing
       liabilities                         46,522       1,225        3.5%        59,366       1,222        2.7%
                                          -------       -----       ----       --------       -----        ---
Demand deposits, noninterest bearing       23,383                                25,178
Other liabilities                           1,104                                   765

Shareholders' equity                        5,913                                 4,946
                                         --------                              --------
     Total liabilities and
       shareholders' equity              $ 76,922                              $ 90,255
                                         ========                              ========
Net interest margin spread                            $ 3,424        5.5%                   $ 3,040        4.3%
                                                      =======        ====                   =======        ====
Net interest income earned as a
  percentage of average earning
  assets                                                             5.9%                                  4.5%
                                                                     ====                                  ====

Management's Discussion and Analysis -- continued

    2.    Investment Portfolio

Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. BKLA adopted SFAS No. 115 effective January 1, 1994. Under this statement, investments will be classified into three categories, as follows: Securities Held to Maturity -- debt securities that BKLA has the positive intent and ability to hold to maturity. These securities are to be reported at amortized cost. Trading Securities -- debt and equity securities that are bought and held for the purpose of selling them in the near term. These securities are to be reported at fair values, with unrealized gains and losses included in earnings. Securities Available for Sale -- debt and equity securities not classified as either held-to-maturity or trading securities. These securities are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects).

    In March of 1995, Investors Banking Corp., a holding company, invested $3,549,000 into Bank of Los Angeles becoming the owner of approximately 79% of the Bank. The new management determined that the securities held to maturity portfolio could restrict the Bank's ability to manage its interest rate risk and profitability. As a result, the securities held to maturity portfolio was reclassified to securities available for sale. The transfer from held-to-maturity to available-for-sale occurred on June 1, 1995 and the unamortized cost of the portfolio was $9,885,000, market value was $9,965,313 with an unrealized gain of $70,000. The table below summarizes the maturities of BKLA's available for sale portfolio and their weighted average yields at September 30, 1995:

                                                                             Available for Sale
                                                                      ----------------------------------
                                                                      Amortized     Estimated
                              ($000s)                                   Cost        Fair Value    Yield
                                                                      ---------    ----------     ------
                              In one year or less . . . . . . . .     $  6,993      $  6,994       5.4%
                              After one year through five years .        4,935         4,987       7.5%
                              Mortgage-backed securities  . . . .        3,763         3,726       6.5%
                              SBA securities  . . . . . . . . . .        3,020         2,991       6.6%
                                                                      --------      --------
                                                                      $ 18,711      $ 18,698       6.4%
                                                                      ========      ========


The following table summarizes the maturities of BKLA's available for sale portfolio and BKLA's held to maturity portfolio and their weighted average yields at December 31, 1994.

                                                             Available for Sale                   Held to Maturity
                                                       ---------------------------    --------------------------------------------
                                                          Amortized     Estimated                 Carrying      Estimated
           ($000s)                                          Cost       Fair Value     Yield         Value       Fair Value  Yield
                                                       ------------   ------------    -----      ----------    ----------   -----
           In one year or less . . . . . . . . . . .   $      2,055   $      2,026      5.5%      $    7,944    $    7,889    5.4%
           After one year through five years . . . .          3,056          2,931      5.9%           6,877         6,778    6.6%
           Mortgage-backed securities  . . . . . . .          4,094          3,870      6.5%      $       --    $       --     --
           SBA securities  . . . . . . . . . . . . .          7,049          6,954      5.5%              --            --     --
                                                       ------------   ------------                ----------    -----------
                                                       $     16,254   $     15,781      5.8%      $   14,821    $   14,667    6.0%
                                                       ============   ============                ==========    ==========

Management's Discussion and Analysis -- continued

The following table presents gross unrealized losses and gains on the investment portfolio at September 30, 1995 and December 31, 1994:


                                                 September 30, 1995                         December 31, 1994
                                      ---------------------------------------   -----------------------------------------
                                                                   Gross                                      Gross
                                                  Estimated      Unrealized                   Estimated     Unrealized
                                      Amortized     Fair      ---------------   Amortized      Fair     -----------------
($000s)                                  Cost       Value     Losses    Gains      Cost        Value     Losses    Gains
                                      ---------   ---------   ------   ------   ---------   ----------  -------    ------
Securities held to  maturity:   . .   $       --    $    --    $ --     $ --     $ 14,281   $  14,667   $   154    $  --
Securities available for sale:
  Securities of U.S.
    government agencies and
    corporations  . . . . . . . . .       11,928     11,981      13       65        5,111       4,957       154       --
  Mortgage-backed securities. . . .        3,763      3,726      38        1        4,094       3,870       224       --
  SBA securities  . . . . . . . . .        3,020      2,991      33        5        7,049       6,954        95       --
                                      ----------    -------    ----     ----     --------   ---------   -------    -----
                                      $   18,711    $18,698    $ 84     $ 71     $ 16,254   $  15,781   $   473    $  --
                                      ==========    =======    ====     ====     ========   =========   =======    =====


The following is information relating to sales of debt securities at the end of the periods indicated

                                                                                Nine Months
                                                                                   Ended            Year Ended
                             ($000s)                                           September 30,       December 31,
                                                                                    1995               1994
                                                                               -------------       ------------
                             Proceeds from sale of securities  . . . . .         $  4,623              $--
                             Gross realized losses . . . . . . . . . . .               33               --
                             Gross realized gains  . . . . . . . . . . .               --               --

    3.    Loan Portfolio

TYPES OF LOANS. Predominantly all of BKLA's loans, commitments, and commercial and standby letters of credit have been granted to customers in BKLA's market area. To comply with regulatory requirements, BKLA does not extend credit to any single borrower or group of related borrowers in excess of 25% of capital for secured credits and 15% of capital for unsecured credits. Capital is defined as the total of the allowance for credit losses plus shareholders' equity.

                                                            September 30, 1995                  1994
                                                         -------------------------    -------------------------
                     ($000s)                                Amount      Percentage       Amount      Percentage
                                                         -----------    ----------    ------------   ----------
                     Commercial loans  . . . . . . . .   $    10,206       25.5%      $     10,165       26.5%

                     Real estate loans:
                       Single family . . . . . . . . .         3,219        8.1%             2,510        6.6%
                       Multi-family  . . . . . . . . .         1,196        3.0%               270        0.7%
                       Commercial  . . . . . . . . . .        21,516       53.7%            20,457       53.5%
                                                         -----------      -----       ------------      -----
                       Total real estate loans . . . .        25,931       64.8%            23,237       60.8%
                     Consumer loans  . . . . . . . . .         3,876        9.7%             4,848       12.7%
                                                         -----------      -----       ------------      -----
                       Total loans . . . . . . . . . .        40,013      100.0%      $     38,250      100.0%
                     Less deferred loan origination             (143)     =====               (136)     =====
                       fees  . . . . . . . . . . . . .
                     Less allowance for credit losses         (1,486)                       (1,633)
                                                         -----------                  ------------
                     Net loans . . . . . . . . . . . .   $    38,384                  $     36,481
                                                         ===========                  ============

RISK ELEMENTS
BKLA places a loan on nonaccrual status if any of the following conditions occur: deterioration in the financial condition of the borrower, payment in full of principal or interest is not expected, or principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

The following table presents loans past due 30 through 89 days and still accruing, loans on nonaccrual and restructured loans for the periods indicated

                                                                                      December 31,
                                                                September 30,   -------------------------
                            ($000s)                                 1995          1994           1993
                                                               --------------   -----------  ------------
                            Past due 30 through 89 days   .    $         200    $         6  $        209
                            Loans on nonaccrual   . . . . .               23            838         3,619
                            Restructured loans  . . . . . .               --             --            --
                                                               -------------    -----------  ------------
                                Total   . . . . . . . . . .    $         223    $       844  $      3,828
                                                               =============    ===========  ============

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

    Excluding loans which have been classified loss and charged off by the Bank, classified and special mentioned loans were as follows at the dates indicated:

                                                                    September 30,        December 31,
                            ($000s)                                     1995                 1994
                                                                 -----------------    ------------------
                            Doubtful loans  . . . . . . . . . .  $               17   $               13
                            Substandard . . . . . . . . . . . .               3,826                4,581
                            Special mentioned loans . . . . . .               2,374                3,157
                                                                 ------------------   ------------------
                                                                 $            6,217   $            7,751
                                                                 ==================   ==================
                            Classified and special mention
                              loans as a percentage of total
                              loans . . . . . . . . . . . . . .                15.6%                20.3%


    4.    Summary of Loan Loss Experience

ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES. BKLA's management believe that the allowance for credit losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Credits deemed uncollectible are charged to the allowance. At September 30, 1995 $523,000 of the total $1,486,000 in allowance for credit loss was not allocated to the loan portfolio, representing an additional allowance above the identified required allowance. The ratio of allowance for credit losses to loans outstanding at September 30, 1995 was 3.7%. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.

    Commercial and real estate loans are charged off when principal and interest are past due and unpaid for six months, unless the loan is well secured and in the process of collection or management determines that loan is uncollectible and the charge off should be taken prior to the six month delinquency period. Consumer loans are charged off when three or more contractual payments have not been received unless management determines that special circumstances require alternative treatment.

Management's Discussion and Analysis -- continued

    3.    Loan Portfolio, Analysis of the Allowance for Credit Losses --
Continued

    BKLA adopted SFAS No. 114, as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("SFAS No. 114"). SFAS No. 114 requires that a creditor recognize impairment of a loan if the present value of expected future cash flows discounted at the loan's effective interest rate is less than the recorded investment in the impaired loan. If the present value of expected future cash flows is equal to or greater than the recorded investment in the impaired loan, no impairment is recognized. If the measurement of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to bad-debt expense or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad-debt expense. BKLA's adoption was effective January 1, 1995 and did not materially impact the allowance for credit losses and had no impact the provision for credit losses expense. Impaired loan valuation analysis is independent of the specific and general allowances for credit losses. The Bank identifies loans as impaired when one of the following four conditions has occurred: 1) loan is maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) full payment of principal and interest is not expected for the loan; 3) principal or interest on loan has been in default for a period of 90 days or more; and 4) management has determined that a loan is impaired from other credit reviews of the loan. Loans are identified and evaluated individually. Loans are not aggregated by similar risk and characteristics. At September 30, 1995, $23,000 of loans were identified as impaired for which no additions to the allowance for credit losses were made. Average recorded investment in these loans is $430,000 for the nine month period ended September 30, 1995.

                                                           Nine Months
                                                              Ended         Years Ended
                                                          September 30,     December 31,
    ($000s)                                                   1995             1994
                                                         --------------    --------------
    Loans outstanding at end of period  . . . . . . .      $   39,870        $  38,250
    Average loans outstanding   . . . . . . . . . . .      $   37,956        $  42,939
    Allowance for credit losses at beginning of period     $    1,633        $   2,478
    Charge-offs:
          Commercial  . . . . . . . . . . . . . . . .             (96)            (907)
          Real estate   . . . . . . . . . . . . . . .             (32)            (257)
          Consumer  . . . . . . . . . . . . . . . . .             (19)            (137)
                                                           ----------        ---------
    Total   . . . . . . . . . . . . . . . . . . . . .            (147)          (1,301)
    Recoveries:
          Commercial  . . . . . . . . . . . . . . . .             125              380
          Real estate   . . . . . . . . . . . . . . .             115               44
          Consumer  . . . . . . . . . . . . . . . . .              20               32
                                                           ----------        ---------
    Total   . . . . . . . . . . . . . . . . . . . . .             260              456
                                                           ----------        ---------
    Net loans charged off   . . . . . . . . . . . . .             113             (845)
    Provision charged to operations   . . . . . . . .            (260)               0
    Allowance for credit losses as of end of period        $    1,486        $   1,633
                                                           ==========        =========
    Ratio of net charge-offs to average loans                    (0.3)%            2.0%
      outstanding . . . . . . . . . . . . . . . . . .      ==========        =========
    Ratio of allowance for credit losses to loans
       outstanding at the end of the period   . . . .             3.7%             4.3%
                                                           ==========        =========

    5.   Deposits

DEPOSITS BY CATEGORY. Deposits have historically been the major source of BKLA's funds for lending and investments. Noninterest-bearing demand deposits payable immediately upon demand or are issued with an original maturity or required notice period of less than seven days. On interest-bearing demand deposits accounts BKLA has reserved the right to require at least seven days written notice prior to withdrawal of any funds in that account. Money market deposit accounts are interest-bearing and are limited to six transfers to third parties. Savings deposits are interest-bearing and do not allow third-party transfers. Time certificates of deposit have a minimum maturity of seven days and are subject to early withdrawal penalties.

The following table presents information concerning total deposits outstanding at the dates indicated.

                                                       September 30,       December 31,
    ($000s)                                                1995               1994
                                                    -----------------   ------------------
    Demand, noninterest-bearing   . . . . . . . .   $          23,579   $          25,128
    Demand, interest-bearing  . . . . . . . . . .              10,252               9,926
    Money market  . . . . . . . . . . . . . . . .              12,474              14,541
    Savings   . . . . . . . . . . . . . . . . . .               8,120              11,382
    Time certificates of deposit under $100,000                 8,532               6,072
    Time certificates of deposit $100,000 and
      over  . . . . . . . . . . . . . . . . . . .               7,465               7,422
                                                    -----------------   ------------------
      Total deposits  . . . . . . . . . . . . . .   $          70,422   $          74,471
                                                    =================   ==================

DEPOSITS AVERAGE BALANCE AND RATE PAID. The following table presents information for average deposits and the average rate paid on those deposits for each of the periods indicated.

                                           September 30,             December 31,
                                      ----------------------     --------------------
    ($000s)                               1995           %          1994          %
                                      ----------       -----     ----------      ----
    Noninterest-bearing demand  . .   $   23,383        0.0%     $   25,451       0.0%
    Interest-bearing demand   . . .        9,321        1.3%         13,910       1.3%
    Money Market  . . . . . . . . .       11,856        2.5%         16,313       2.3%
    Savings   . . . . . . . . . . .        9,491        3.2%         12,961       4.1%
    Time certificates of deposit  .       12,960        4.5%         12,868       3.2%
                                      ----------        -----    ----------       ----
           Total deposits   . . . .   $   67,011        1.9%     $   81,503       1.8%
                                      ==========        =====    ==========       ====

    5.   Deposits

TIME CERTIFICATES OF DEPOSIT MATURITIES. The following table presents the maturity distribution of time certificates of deposit in categories of $100,000 and over and under $100,000 as of September 30, 1995.


                                                     Time                Time
                                                 Certificates      Certificates of       Total Time
                                                  of Deposit       Deposit $100,000     Certificates
    ($000s)                                     Under $100,000         and Over         of  Deposit
                                                --------------     ----------------     ------------
    Three months or less  . . . . . . . . .       $       4,288       $       4,805       $     9,093
    Over three months through six months  .               2,051               1,577             3,628
    Over six months through twelve months                 1,940               1,083             3,023
    Over twelve months  . . . . . . . . . .                 253                  --               253
                                                  -------------       -------------       -----------
    Total   . . . . . . . . . . . . . . . .       $       8,532       $       7,465       $    15,997
                                                  =============       =============       ===========


    6.   Return on Equity and Assets

The following table presents certain important ratios from BKLA for the periods indicated.

                                               Nine Months
                                                  Ended          Year Ended
                                              September 30,      December 31,
                                                   1995              1994
                                              -------------      ------------
    Return on average assets  . . . . . . .        0.5%             (1.4)%
    Return on average shareholders' equity         6.5%            (26.0)%
    Average equity to average assets  . . .        7.7%              5.2%

    7.   Short-term Borrowings

The following table presents short-term borrowings outstanding and the maximum month-end balance during the six-month period ended for September 30, 1995. For the years 1994 and 1993 no agreements to repurchase securities were made.

                                                              September 30, 1995
                                                          ----------------------------
                                                                             Maximum
                                                                            Month-end
          ($000s)                                           Amount          Balance of
                                                                              Period
                                                          --------         -----------
    Securities sold under an agreement to repurchase      $     --           $ 4,000
    Federal funds purchased   . . . . . . . . . . .             --                --
                                                          --------           -------
    Total   . . . . . . . . . . . . . . . . . . . .       $      0           $ 4,000
                                                          ========           =======

    7.   Short-term Borrowings

The following table presents the average balance and average rate paid for short-term borrowings for the nine-month period ended September 30, 1995. For the year 1994 no agreements to repurchase securities were made.

                                                         September 30, 1995
                                                       ----------------------
                                                         Average     Average
    ($000s)                                              Balance    Rate Paid
                                                       ----------   ---------
    Securities sold under an agreement to repurchase   $    1,062      6.4%
    Federal funds purchased   . . . . . . . . . . .            --       --
                                                       ----------      ---
    Total   . . . . . . . . . . . . . . . . . . . .    $    1,062      6.4%
                                                       ==========      ===


III Capital Resources

Total stockholders' equity totaled $8,008,000 or $1.34 per share as of September 30, 1995, and $3,817,000 or $3.05 per share as of December 31, 1994. The following table reflects various measures of capital at September 30, 1995 and December 31, 1994.


                                                                                FDIC
                                       September 30,     December 31,      Minimum Regulatory
                                            1995            1994          Capital Requirements
                                       -------------     ------------     --------------------
 Tier 1 capital to total average
   assets  . . . . . . . . . . . .         7.7%             3.0%                 4.0%
 Tier 1 capital to total risk-
   weighted assets . . . . . . . .        13.0%             6.0%                 4.0%
 Total capital to total risk-
   weighted assets . . . . . . . .        14.3%             7.3%                 8.0%

The FDIC on June 15, 1995 issued an order terminating BKLA's cease and desist order issued March 10, 1994 (the "C&D Order") which had placed certain restrictions on BKLA. The C&D Order was terminated on June 15, 1995 principally due to the successful completion of the first phase of the Capital Infusion Transaction. In addition, the Federal Reserve Bank of San Francisco on September 22, 1995 notified Bancorp that it was terminating its Memorandum of Understanding entered into on April 11, 1995, which placed certain restrictions on Bancorp and BKLA. On December 22, 1994, the Superintendent delivered to BKLA an impairment order pursuant to California Financial Code
Section 662 because BKLA's accumulated deficit was greater than 40% of "contributed capital." As of September 30, 1995, the capital impairment of BKLA was cured as the net adjusted accumulated deficit was less that 40%.

 IV.     Liquidity

Management monitors its liquidity position continuously in relation to trends of loans and deposits, and relates the data to short and long term requirements. BKLA does not have lines of credit with other financial institutions. As a result, BKLA must rely on its own assets for liquidity. Liquid assets are defined to include federal funds sold, interest-earning deposits in other financial institutions, unpledged securities available for sale and cash and due from banks. The loan-to-deposit ratio at September 30, 1995 was 57% and at year end 1994 was 51%.

    To meet liquidity needs within one year, a portfolio of investment securities is maintained. Anticipated liquidity needs from either decline in deposits or growth in loans are met from the maturity of the investment securities. The investment portfolio is also available for either sale or sale under an agreement to repurchase for unexpected deposit declines or lending opportunities.

    For periods over a year the BKLA plans key indicators as follows; loans to deposits ratio not to exceed 75%, investment to deposits not to fall below 15%, federal funds sold to total assets not fall below 5%, and earning assets to fall assets not to fall below 85%. Adherence to these ratios will allow the Bank to provide the ability to fund asset growth, meet deposit withdrawals and fund reserve requirements.

    Additionally, the Bank plans improvement in the quality of its deposit base to reduce liquidity risk. The Bank has not and will not have brokered deposits. BKLA is working to meet the needs of the small depositor, retail deposits, to maintain a high ratio of core deposits. Core deposits are defined as the difference between total deposits and time certificates $100,000 and over.

INTEREST RATE SENSITIVITY MANAGEMENT

BKLA has adopted policies designed to minimize the exposure to interest rate fluctuations, and regularly measures the differences in the amounts of rate sensitive assets and rate sensitive liabilities over a variety of time periods. A gap for a specified period is positive (negative) when the amount of rate sensitive assets (liabilities) maturing or repricing within that period exceeds the amount of rate sensitive liabilities (assets) maturing or repricing within the same period. A positive gap will generally produce a higher net interest margin in a rising rate environment and a lower net interest margin in a declining rate environment. Conversely, a negative gap will generally produce a lower net interest margin in a rising rate environment and a higher net interest margin in a declining rate environment. The Bank's goal is to match interest variable assets to interest variable liabilities within one year. A 15% variance in either direction is considered to meet this goal. Additional variances are monitored and correction changes made for material variances. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of the responsiveness as well as the extent of responsiveness, to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity. The table is on the following page

                                  GAP Analysis

                                                                                           Non-
                                           0 - 89     90-365    1 year to      Over     Interest                 %
         (dollars in thousands)             Days       Days      5 years     5 years    Bearing      Total     Assets
                                          --------   --------   ---------    -------    --------    --------   -------
ASSETS
Federal funds sold                          12,850         --          --         --         --       12,850     15.9%
Time certificates                               --         --          --         --         --           --      0.0%
Fixed rate securities                        3,992      3,089       6,999      1,001         --       15,081     18.7%
Variable rate securities                     1,195      1,796         626         --         --        3,617      4.5%
                                         ---------   --------     -------    -------     ------    ---------   -------
   Investments                              18,037      4,885       7,625      1,001         --       31,548     39.0%
Loans, variable                             35,034                                                    35,034     43.4%
Loans fixed                                    682        428       2,450      1,253         --        4,813      6.0%
Nonaccrual                                      --         --          --         --         23           23      0.0%
                                         ---------   --------     -------    -------     ------    ---------   -------
   Loans                                    35,716        428       2,450      1,253         23       39,870     49.4%
                                         ---------   --------     -------    -------     ------    ---------   -------
   Total earning assets                     53,753      5,313      10,075      2,254         23       71,418     88.4%
                                         ---------   --------     -------    -------     ------    ---------   -------
Other assets                                    --         --          --         --         --        9,371     11.6%
                                         ---------   --------     -------    -------     ------    ---------   -------
Total                                       53,753      5,313      10,075      2,254         23       80,789    100.0%
                                         =========   ========     =======    =======     ======    =========   =======

LIABILITIES AND EQUITY
CDs $100,000 or more                         4,805      2,660          --         --         --        7,465      9.2%
CDs less than $100,000                       4,288      3,991         253         --         --        8,532     10.6%
Money Market                                12,474         --          --         --         --       12,474     15.4%
NOW                                         10,252         --          --         --         --       10,252     12.7%
Savings                                      8,120         --          --         --         --        8,120     10.1%
                                         ---------   --------     -------    -------     ------    ---------   -------
   Total deposits                           39,939      6,651         253         --         --       46,843     58.0%

Repurchase agreements                           --         --          --         --         --           --       --
Capital Lease                                   --         --          --      1,835         --        1,835      2.3%
Non-interest bearing deposits                   --         --          --         --     23,579       23,579     29.2%
Other liabilities and equity                    --         --          --         --      8,532        8,532     10.6%
                                         ---------   --------     -------    -------     ------    ---------   -------
Total                                       39,939      6,651         253      1,835     32,111       80,789    100.0%
                                         =========   ========     =======    =======     ======    =========   =======

GAP (Assets less liabilities)              (13,814)      1,338     (9,822)      (419)    32,088
Cumulative Gap                             (13,814)   (12,476)    (22,298)   (22,717)     9,372
Percent of Assets (1)                        -17.1%     -15.4%      -27.6%     -28.1%      11.6%
Impact of .5% increase (2)                      17         47         446
Cumulative Impact of .5% increase               17         64         510


(1) The Bank's goal is to match interest variable assets to interest variable liabilities within one year. A 15% variance in either direction is considered to meet this goal.

(2) These figures shown are based on the assumption that every interest variable asset and every interest variable liability within in the period category will change rates at the same time and that the new rates will remain in effect throughout the time period shown.

                                  BKLA BANCORP
                                 BALANCE SHEET

                                                                   At September 30,   At December 31,
                                                                         1995              1994
                                                                   ----------------   ---------------
              (dollars in thousands except share data)                  Unaudited
Assets
------
Cash and due from banks                                              $       5,250     $       5,177
Federal funds sold                                                          12,850             3,000
                                                                     -------------     -------------
   Total cash and cash equivalents                                          18,100             8,177
Securities held to maturity, at cost (approximate market value of               --            14,821
  $14,667 in 1994)
Securities held available for sale                                          18,698            15,781

Loans receivable                                                            39,870            38,114
  Less allowance for credit losses                                           1,486             1,633
                                                                     -------------     -------------
Loans, net                                                                  38,384            36,481
Accrued interest receivable                                                    542               685
Premises and equipment, net                                                  2,570             2,608
Real estate owned                                                              516                --
Other assets                                                                 1,978             1,954
                                                                     -------------     -------------
        Total assets                                                 $      80,788     $      80,507
                                                                     =============     =============

Liabilities and Shareholders' Equity
------------------------------------
Liabilities
  Deposits
    Demand, noninterest bearing                                      $      23,579     $      25,128
    Interest bearing
      Time certificates of deposit of $100,000 or more                       7,465             7,422
      Other                                                                 39,378            41,921
                                                                     -------------     -------------
      Total deposits                                                        70,422            74,471

Capital lease obligation                                                     1,835             1,830
Accrued interest payable and other liabilities                                 523               389
                                                                     -------------     -------------
        Total liabilities                                                   72,780            76,690
                                                                     -------------     -------------
Shareholders' equity
  Preferred stock; 25,000,000 shares; no shares issued and                      --                --
    outstanding
  Common stock, no par value; authorized, 75,000,000 shares:
    issued and outstanding, 5,987,125 shares at September 30, 1995
    and 1,251,565 at December 31, 1994                                      14,521            11,078
  Accumulated deficit                                                       (6,500)           (6,788)
  Net unrealized holding loss on securities available for sale                 (13)             (473)
                                                                     -------------     -------------
        Total shareholders' equity                                           8,008             3,817
                                                                     -------------     -------------
        Total liabilities and shareholders' equity                   $      80,788      $     80,507
                                                                     =============      ============





        The accompanying notes are an integral part of these statements.

                                  BKLA BANCORP
                            STATEMENTS OF OPERATIONS


                                                    For the Nine Months           For the Three Months
                                                    Ended September 30,            Ended September 30,
                                               ----------------------------  ----------------------------
                                                    1995           1994            1995           1994
                                               -------------  -------------  -------------  -------------
 (dollars in thousands except share data)       Unaudited       Unaudited      Unaudited      Unaudited
Interest income
  Loans receivable                             $      3,282   $       3,073  $       1,162  $       1,019
  Investment securities                                  --              --             --            346
  Securities held to maturity                           333             262             --             --
  Securities available for sale                         828             647            325             --
  Federal funds sold                                    205             281            118            112

  Deposits with financial institutions                    1              --             --             --
    Total interest income                             4,649           4,263          1,605          1,477
                                               ------------   -------------  -------------  -------------
Interest expense
  Deposit accounts                                      979           1,030            365            335
  Short-term borrowed funds                              51              --             --             --
  Capital lease obligation                              195             192             66             64
                                               ------------   -------------  -------------  -------------
    Total interest expense                            1,225           1,222            431            399
                                               ------------   -------------  -------------  -------------
Net interest income before provision
  (credit) for credit losses                          3,424           3,041          1,174          1,078
Provision (credit) for credit los ses                 (260)              --           (78)             --
                                               ------------   -------------  -------------  -------------
    Net interest income after provision
(credit) for credit losses                            3,684           3,040          1,252          1,078

Non-interest income
  Service charges and fees                              537             746            184            219
  Gain (loss) on sale of securities, net               (33)              --           (32)             --
  Gain on sale of loans, net                            118              --            118             --
                                               ------------   -------------  -------------  -------------
    Total non-interest income                           622             746            270            219

Non-interest expense
  Employee compensation and benefits                  2,052           2,000            574            609
  Occupancy                                             446             599            156            197
  Furniture and equipment                               237             313             67             99
  Professional services                                 444             725            166            296
  Other                                                 837             936            275            327
                                               ------------   -------------  -------------  -------------
    Total non-interest expense                        4,016           4,572          1,238          1,528
                                               ------------   -------------  -------------  -------------
Income (loss) before income tax expense                 290           (785)            284          (231)
Income tax expense                                        2              2              --             2
                                               ------------   -------------  -------------  -------------
Net income (loss)                              $        288   $       (787)  $         284  $       (233)
                                               ============   =============  =============  =============
Net income (loss) per common share             $       0.05   $      (0.63)  $        0.04  $      (0.19)
                                               ============   =============  =============  =============
Weighted average common shares outstanding        5,641,462       1,251,565      7,159,760      1,251,565
                                               ============   =============  =============  =============






        The accompanying notes are an integral part of these statements.

                                  BKLA BANCORP
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1994, AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1995

                                                                                     Net unrealized
                                         Common Stock                                 holding loss                Total
                                   -------------------------      Accumulated         on securities            Shareholders'
                                     Shares          Amount         Deficit         available for sale            Equity
                                   ---------         -------      -----------       ------------------         ------------
 Balance, December 31, 1993        1,251,565         $11,078        $(5,576)              $   --                $ 5,502


 Net change in unrealized
   loss on securities
   available for sale                     --              --             --                 (473)                  (473)

 Net loss                                 --              --         (1,212)                  --                 (1,212)
                                   ---------         -------        -------                 ----                -------

 Balance, December 31, 1994        1,251,565          11,078         (6,788)                (473)                 3,817


 Net change in unrealized
   loss on securities
   available for sale                     --              --             --                  460                    460

  Issuance of common stock         4,735,560           3,443             --                   --                  3,443


 Net income                               --              --            288                   --                    288
                                   ---------         -------        -------               ------                -------
 Balance, September 30, 1995
    (Unaudited)                    5,987,125         $14,521        $(6,500)              $  (13)               $ 8,008
                                   =========         =======        =======               ======                =======





         The accompanying notes are an integral part of this statement.

                                  BKLA BANCORP
                            STATEMENTS OF CASH FLOWS

                                                         For the Nine
                                                         Months Ended     For the Year
                                                         September 30,   Ended December
                                                             1995           31, 1994
                                                         -------------   --------------
               (dollars in thousands)                      Unaudited
Cash flows from operating activities:
Interest received                                           $  4,921        $  6,123
Fees and commissions received                                    537             923
Interest paid                                                (1,262)         (1,634)
Cash paid to suppliers and employees                         (3,632)         (5,363)
Income taxes (paid) refunded                                     (2)             (2)
                                                            --------        --------
Net cash provided by (used in) operating activities              562              47


Cash flows from investing activities:
Proceeds from maturities and pay downs of
  securities held to maturity                                  5,000          11,000
Purchases of securities held to maturity                          --        (16,740)
Proceeds from maturities and pay downs of
  securities available for sale                                3,780           2,764
Proceeds from sale of securities available for sale            4,623              --

Purchases of securities available for sale                     (976)              --
Net (increase) decrease in loans receivable                  (2,272)          11,802
Acquisition of premises and equipment                          (190)           (310)
Proceeds for the sale of premises and equipment
  and other real estate owned                                      2              --
                                                            --------        --------
Net cash provided by investing activities                      9,967           8,516


Cash flows from financing activities:
Proceeds from the issuance of common stock                     3,443              --
Net decrease in deposits                                     (4,049)        (16,917)
                                                            --------        --------
Net cash used in financing activities                          (606)        (16,917)


Net increase (decrease) in cash and cash                       9,923         (8,354)
  equivalents

Cash and cash equivalents, beginning of period                 8,177          16,531
                                                            --------        --------
Cash and cash equivalents, end of period                    $ 18,100        $  8,177
                                                            ========        ========





        The accompanying notes are an integral part of these statements.

                                  BKLA BANCORP
                            STATEMENTS OF CASH FLOWS

                                                     For the Nine
                                                     Months Ended
                                                    September 30,   For the Year Ended
                                                         1995        December 31, 1994
                                                    -------------   ------------------

              (dollars in thousands)                  Unaudited
Reconciliation of net income (loss) to net cash
 provided by operating activities:
  Net income (loss)                                  $       288       $   (1,212)
    Adjustments for noncash items:
      Depreciation and amortization                          432              942
      Provisions (credit) for credit losses                 (260)              --
      (Decrease) increase in deferred loan
        origination fees, net                                  6              (34)
      Net realized losses (gains) on securities               33               --
      Net realized (gains) on sale of loans                 (118)              --
      Loss on disposal of premises and equipment               4               22
      (Gain) loss or other real estate owned                  --               --
      Decrease (increase) in accrued interest
        receivable                                           143               22
      (Increase) decrease in other assets                   (100)             176
      (Decrease) increase in interest payable and
        other liabilities                                    134              131
                                                     -----------       ----------
Net cash provided by (used in) by operating          $       562       $       47
                                                     ===========       ==========

Supplemental disclosure of noncash transactions:
    Transfer of loans to real estate owned through
      foreclosure and in-substance foreclosure, net  $       516       $       --
                                                     ===========       ==========
    Transfer of securities from held to maturity
      to available for sale                          $     9,885       $       --
                                                     ===========       ==========





        The accompanying notes are an integral part of these statements.

                                  BKLA BANCORP
                         NOTES TO FINANCIAL STATEMENTS
         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED) AND
                         YEAR ENDED DECEMBER 31, 1994,

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Basis of Presentation

On October 23, 1995, the Bank of Los Angeles (the "Bank") merged with its parent corporation BKLA Bancorp ("BKLA"), effectively eliminating the bank holding company. The financial statements include the accounts of BKLA Bancorp. All intercompany accounts and transactions have been eliminated. The merger resulted in one share of Bank stock being issued for very five shares of BKLA Bancorp stock.

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

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Under this statement, investments will be classified into three categories, as follows: Securities held to maturity - Debt securities that the Bank has the positive intent and ability to hold to maturity. These securities are to be reported at amortized cost. Trading Securities - Debt and equity securities that are bought and held for the purpose of selling them in the near term. These securities are to be reported at fair values, with unrealized gains and losses included in earnings. Securities Available for Sale - Debt and equity securities not classified as either held-to-maturity or trading securities. These securities are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects).

The Bank adopted this statement on January 1, 1994 at which time the impact was immaterial. the ongoing impact of this new accounting method will depend on changes in the market values of the Bank's securities classified available for sale. For example, significant increase in market interest rates could depress the values of the Bank's investments and result in the recording of direct charges to equity (for securities available for sale).

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

    In March of 1995, Investors Banking Corp., a holding company, invested $3,549,000 into Bank of Los Angeles becoming the owner of approximately 79% of the Bank. The new management determined that the securities held to maturity portfolio could restrict the Bank's ability to manage its interest rate risk and profitability. As a result, the securities held to maturity portfolio was reclassified to securities available for sale. The transfer from held-to-maturity to available-for-sale occurred on June 1, 1995 and the unamortized cost of the portfolio was $9,885,000, market value was $9,965,313 with an unrealized gain of $70,000.

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

    5.   Allowance for Credit Losses

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement amends SFAS No. 5, "Accounting for Contingencies," and SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of the impairment can be based on either the discounted future cash flows of the impaired loan or the fair market value of the collateral for a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. Additionally, the statement prescribes measuring impairment of a restructured loan by discounting the total expected future cash flows using the loan's effective rate of interest in the original loan agreement. Finally, the impact of initially applying the statement is reported as a part of the provision for credit losses in the income statement. The Bank adopted SFAS No. 114 as of January 1, 1995 with no material impact on the provision for credit losses in the income statement.

The allowance for credit losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. The allowance is increased by provisions for credit losses charged against operations and recoveries of previously charged off loans.

Management believes that, as of September 30, 1995, and December 31, 1994 the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. Management's estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions. The Bank's lending is concentrated in real estate secured and unsecured loans in Southern California, which has experienced adverse economic conditions and declining real estate values. These conditions have adversely affected many borrowers' ability to repay loans. Additional declines in the economy would result in increasing loan losses that cannot be reasonably predicted. Such losses would also result in unanticipated erosion of the Bank's capital.

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

    9.  Income and (loss) per Share

Income per share is computed on the basis of the weighted average number of shares outstanding during the period, plus shares issuable upon the assumed excercise of stock warrants and options outstanding as computed using the "treasury stock" method. Under this method, weighted average number of shares outstanding are computed assuming the stock options and warrants were exercised at the beginning of the period and the proceeds obtained were used to purchase outstanding common stock at the average market price during the period. The method is limited to the lesser of shares to be purchased or 20% of outstanding shares. Due to the antidilutive effect, stock options and warrants are not considered common stock equivalents in computing loss per share at December 31, 1994, 1993 and 1992. The weighted average number of shares outstanding was 5,641,462 and ,251,565 for the nine months September 30, 1995 and 1994, respectively and 1,251,565 for the year ended December 31, 1994.

Other Information
-----------------

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


                                        BKLA BANCORP


Date: November 8, 1995                  /s/ M.J. Buford
                                        --------------------------------
                                            M.J. Burford
                                            Chairman of the Board and
                                            Chief Executive Officer

Date: November 8, 1995                  /s/ Mark W. Bidwell
                                        --------------------------------
                                            Mark W. Bidwell
                                            Vice President Controller